Form 10-Q
period 2005-09-30
NYSE Group, Inc.
filed 2005-12-19
CIK 1326579

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended SEPTEMBER 30, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the transition period from ____ to ____

                        Commission file number 333-126780

                                NYSE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                               20-2786071
-------------------------------------------------         ----------------------------------------------
 (State or other jurisdiction of incorporation                (I.R.S. Employer Identification No.)
                or organization)
       C/O NEW YORK STOCK EXCHANGE, INC.
          11 WALL STREET, NEW YORK, NY                                        10005
-------------------------------------------------         ----------------------------------------------
    (Address of principal executive offices)                               (Zip Code)


                                 (212) 656-3000
              ----------------------------------------------------
              (Registrant's telephone number, incLuding area code)

                                       NA
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

There were 0 shares of common stock with a par value of $0.01 per share outstanding as of December 18, 2005.
-------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Statement of Financial Condition as of
          September 30, 2005.................................................. 3

          Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and the period from May 2, 2005 (date of incorporation) to September 30, 2005...............................  4

          Condensed Consolidated Statements of Cash Flows for the period from
          May 2, 2005 (date of incorporation) to September 30, 2005..........  5

          Notes to Condensed Consolidated Financial Statements................ 6

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................... 7

Item 3    Quantitative and Qualitative Disclosures About Market Risk.......... 7

Item 4    Controls and Procedures............................................. 7

PART II - OTHER INFORMATION

Item 6    Exhibits............................................................ 8

Signatures.................................................................... 9

                           FORWARD-LOOKING STATEMENTS

                  In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements regarding NYSE Group, Inc. and its subsidiaries (collectively "NYSE Group" or the "Company"). These statements relate to future events or our financial performance and may include information relating to pending transactions involving NYSE Group (including the benefits of the transactions and future plans and expectations following the consummation of transactions) and are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the current belief of management and involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, to be materially different from those expressed or implied in this Report. In some cases, you can identify forward-looking statements with terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "pending" or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements which speak only as of the date of this report. Actual events or results may differ materially and we undertake no ongoing obligation, other than that imposed by law, to update these statements. You should, however, consider any further disclosures of a forward-looking nature NYSE Group may make in our other reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

                  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: general economic conditions; our future operating results; market penetration and financial condition; industry trading activity and fluctuations; regulatory changes and competition; the ability to obtain governmental approval of any pending transaction on the proposed terms and schedule; the failure to obtain stockholder approval for any pending transaction; the inability to integrate businesses successfully following the consummation of any pending transaction; the risk that any expected cost savings and any revenue synergies resulting from any pending transaction may not be fully realized or may take longer to realize than expected; the risk that disruption from any pending transaction may make it more difficult to maintain relationships with clients, employees or suppliers; as well as the risks and uncertainties described below under the section heading "Quantitative and Qualitative Disclosure About Market Risk," and the risks and uncertainties described under the section heading "Risk Factors" in the registration statement on Form S-4 (File No. 333-126780), as amended, filed by NYSE Group with the SEC, which was declared effective on November 3, 2005 (the "S-4"). You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

                  The risks included here are not exhaustive. We operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             NYSE GROUP, INC.

                         CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                               (unaudited)

                                                                                              SEPTEMBER 30,
                                                                                                  2005
                                                                                              -------------
Assets
     Current assets:
             Total current assets
                                                                                                   $     -
                                                                                              -------------
Total assets                                                                                       $     -
                                                                                              =============
Liabilities and Stockholders' Equity
             Total current liabilities                                                             $     -
                                                                                              -------------
             Total liabilities                                                                           -
                                                                                              -------------
Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 100 shares authorized, 0 shares issued and outstanding                    -
Additional paid-in capital                                                                             200

Subscriptions receivable                                                                              (200)
Retained earnings                                                                                        -
                                                                                              -------------
             Total stockholders' equity                                                                  -
                                                                                              -------------
   Total liabilities and stockholders' equity                                                      $     -
                                                                                              =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   NYSE GROUP, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)


                                                                             MAY 2
                                                              THREE          (DATE OF
                                                              MONTHS         INCORPORATION)
                                                              ENDED          TO
                                                              SEPTEMBER      SEPTEMBER
                                                                  30             30
                                                              -----------    -----------
                                                                        2005
                                                              --------------------------
Revenues
   Total revenues                                                  $   -          $   -
                                                              -----------    -----------

Expenses
                                                                       -              -
                                                              -----------    -----------
   Total expenses
                                                                       -              -
                                                              -----------    -----------

   Income before income tax provision                                  -              -

   Income tax provision                                                -              -
                                                              -----------    -----------
   Net income                                                      $   -          $   -
                                                              ===========    ===========

   Basic earnings per share                                       $    -          $   -
                                                              ===========    ===========

   Diluted earnings per share                                     $    -          $   -
                                                              ===========    ===========

   Basic weighted average shares outstanding                           -              -
                                                              ===========    ===========
   Diluted weighted average shares outstanding                         -              -
                                                              ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  NYSE GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (unaudited)

                                                                   MAY 2 (DATE OF
                                                                  INCORPORATION) TO
                                                                    SEPTEMBER 30,
                                                                        2005
                                                                ----------------------
Cash flows from operating activities:
Net income                                                         $                -
Adjustments to reconcile net income to net cash provided by
operating activities:                                                               -

Changes in operating assets and liabilities:                                        -

             Net cash provided by operating activities                              -
                                                                ----------------------
Cash flows from investing activities:


             Net cash provided by investing activities                              -
                                                                ----------------------
Cash flows from financing activities:

             Net cash provided by financing activities                              -
                                                                ----------------------
Net increase in cash and cash equivalents                                           -

Cash and cash equivalents at beginning of period                                    -
                                                                ----------------------
Cash and cash equivalents at end of period                         $                -
                                                                ======================

The accompanying notes are an integral part of these condensed consolidated financial statements

                                NYSE GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

          ORGANIZATION

          NYSE Group, Inc. ("NYSE Group" or the "Company"), a Delaware corporation, was organized on May 2, 2005. Upon the consummation of the transactions described in the S-4, NYSE Group will be the parent company of New York Stock Exchange LLC ("NYSE LLC"), a New York limited liability company (which will be the successor to New York Stock Exchange, Inc. (the "NYSE")), and Archipelago Holdings, Inc. ("Arca"), a Delaware corporation. To date, NYSE Group has not conducted any material activities other than those incident to its formation.

          The NYSE is the world's largest cash equities market, both in terms of average daily trading volume and in the market capitalization of its listed companies.

          Arca operates the Archipelago Exchange, or ArcaEx ("ArcaEx"), the first open all-electronic stock market in the United States for trading in NYSE-, Nasdaq-, American Stock Exchange- and Pacific Exchange-listed stocks. On September 26, 2005, Arca acquired PCX Holdings, Inc. ("PCXH"), and its subsidiaries, including the Pacific Exchange, Inc. ("PCX") and PCX Equities, Inc. ("PCX Equities").

          BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

          The interim financial data as of September 30, 2005 for the three-month period ended September 30, 2005 and from May 2, 2005 (date of incorporation) to September 30, 2005 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          You should read the following discussions together with the condensed consolidated financial statements and related notes, as well as the forward-looking statements included elsewhere in this report.

          To date, NYSE Group has not conducted any material activities other than those incident to its formation.

          LIQUIDITY AND CAPITAL RESOURCES

          The board of directors of NYSE Group has authorized NYSE Group to accept the offers of the NYSE and Arca, respectively, to each purchase and subscribe for one share of common stock, par value $0.01 per share, at the price of $100 per share. These purchases will be effected in the fourth quarter of 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          During the period covered by this report, NYSE Group did not conduct any material activities other than those incident to its formation and therefore did not incur significant risk. Further information regarding market and other risk is incorporated by reference to the section entitled "Risk Factors" in the S-4, which section is filed as Exhibit 99.1 hereto. This section should be read in conjunction with the subsequent SEC filings of NYSE Group as well as the current reports on Form 8-K filed by Arca on November 17, 2005, November 25, 2005 and December 6, 2005 (two current reports on Form 8-K were filed on this date).

ITEM 4.  CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, an evaluation (as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) of the Company and its subsidiaries. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures of the Company and its subsidiaries were effective as of the end of the period covered by this report. During the period covered by this report, there has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS

     3.1 Certificate of Incorporation of NYSE Group, Inc., dated as of May 2, 2005 (1)

     3.2  By-laws of NYSE Group, Inc. (2)

     10 Registration Rights Agreement, dated as of October 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG, NYSE Group, Inc., and New York Stock Exchange, Inc. (filed as Exhibit
          10.15 to the registration statement on Form S-4 (File No. 333-126780), as amended, filed by NYSE Group with the SEC, which was declared effective on November 3, 2005)

     31.1 Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

     31.2 Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

     32 Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350

     99.1 "Risk Factors" section (pages 23-44) from the S-4

--------
(1) Note that, as discussed in the S-4, upon completion of the mergers through which the NYSE and Arca will combine their businesses and become wholly-owned subsidiaries of NYSE Group, the Certificate of Incorporation of NYSE Group, Inc. will be amended and restated. A form of the Amended and Restated Certificate of Incorporation was filed as Annex G to the S-4.

(2) Note that, as discussed in the S-4, upon completion of the mergers through which the NYSE and Arca will combine their businesses and become wholly-owned subsidiaries of NYSE Group, the By-laws of NYSE Group, Inc. will be amended and restated. A form of the Amended and Restated By-laws was filed as Annex H to the S-4.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                           NYSE GROUP, INC.


Date:  December 19, 2005                   By: /s/ John A. Thain
                                              ---------------------
                                           John A. Thain
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)
                                           NYSE Group, Inc.

Date:  December 19, 2005                   By: /s/ Nelson Chai
                                              ---------------------
                                           Nelson Chai
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)
                                           NYSE Group, Inc.

                                  EXHIBIT INDEX


Exhibit
NUMBER            DESCRIPTION
------            -----------

3.1  Certificate of Incorporation of NYSE Group, Inc., dated as of May 2, 2005
     (1)

3.2  By-laws of NYSE Group, Inc. (2)

10   Registration Rights Agreement, dated as of October 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG, NYSE Group, Inc., and New York Stock Exchange, Inc. (filed as Exhibit 10.15 to the registration statement on Form S-4 (File No. 333-126780), as amended, filed by NYSE Group with the SEC, which was declared effective on November 3,
     2005)

31.1 Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2 Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32 Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350

99.1 "Risk Factors" section (pages 23-44) from the S-4


--------
(1) Note that, as discussed in the S-4, upon completion of the mergers through which the NYSE and Arca will combine their businesses and become wholly-owned subsidiaries of NYSE Group, the Certificate of Incorporation of NYSE Group, Inc. will be amended and restated. A form of the Amended and Restated Certificate of Incorporation was filed as Annex G to the S-4.

(2) Note that, as discussed in the S-4, upon completion of the mergers through which the NYSE and Arca will combine their businesses and become wholly-owned subsidiaries of NYSE Group, the By-laws of NYSE Group, Inc. will be amended and restated. A form of the Amended and Restated By-laws was filed as Annex H to the S-4.