Form 10-K
period 2005-12-31
NYSE Group, Inc.
filed 2006-03-31
CIK 1326579

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32829

NYSE Group, Inc.
(Exact name of registrant as specified in its charter)

DE State or other jurisdiction of incorporation or organization	20-2786071 (I.R.S. Employer Identification No.)
11 Wall Street, New York, New York (Address of principal executive offices)	10005 (Zip Code)
(212) 656-3000 Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act:
None

Title of each class	Name of each exchange on which registered
Common Stock par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None (Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 29, 2006, there were approximately 155.5 million shares of NYSE Group, Inc. common stock par value $0.01 per share outstanding.

CERTAIN TERMS

        Throughout this document, unless otherwise specified or if the context otherwise requires:

  •
  "NYSE Group," "we," "us" and "our" refer to NYSE Group, Inc., a Delaware corporation, and its subsidiaries, which, following the merger, include the NYSE and Archipelago;

  •
  "NYSE" refers to (i) prior to the completion of the merger, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and (ii) after the completion of the merger, New York Stock Exchange LLC, a New York limited liability company, and its subsidiaries, including NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation;

  •
  "Archipelago" refers to, prior to and following the completion of the merger, Archipelago Holdings, Inc., a Delaware corporation, and, where the context requires, its predecessor, Archipelago Holdings, LLC, a Delaware limited liability company;

  •
  "NYSE Arca" refers to the Archipelago Exchange, or ArcaEx®, and the NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.); and

  •
  "merger" refers to the mergers combining the NYSE and Archipelago under NYSE Group, which were completed on March 7, 2006.

FORWARD-LOOKING STATEMENTS

        This Annual Report on From 10-K contains statements and from time to time our management may make statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under "Item 1A. Risk Factors."

        These risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so.

        Forward-looking statements include, but are not limited to, statements about:

  •
  our business' possible or assumed future results of operations and operating cash flows;

  •
  our business' strategies and investment policies;

  •
  our business' financing plans and the availability of capital;

  •
  our business' competitive position;

  •
  potential growth opportunities available to our business;

  •
  the risks associated with potential acquisitions or alliances by us;

  •
  the recruitment and retention of our officers and employees;

  •
  our expected levels of compensation;

  •
  our business' potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

  •
  the likelihood of success and impact of litigation;

  •
  our protection or enforcement of our intellectual property rights;

  •
  our ability to successfully implement and operate the NYSE Hybrid MarketSM;

  •
  our expectation with respect to securities markets and general economic conditions;

  •
  our ability to keep up with rapid technological change; and

  •
  the impact of future legislation and regulatory changes on our business.

        We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.

        We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I

ITEM 1. BUSINESS

BUSINESS

Overview

        NYSE Group was organized on May 2, 2005. As of December 31, 2005 and up until March 7, 2006, NYSE Group had no assets (other than the $200 it received on December 29, 2005 from the sale of one share of its common stock to each of New York Stock Exchange, Inc. and Archipelago Holdings, Inc.) and had not conducted any material activities other than those incident to its formation. However, on March 7, 2006, upon the consummation of the merger of NYSE and Archipelago, NYSE Group became the parent company of New York Stock Exchange LLC, a New York limited liability company (which is the successor to New York Stock Exchange, Inc.), and Archipelago Holdings, Inc. In this annual report on Form 10-K "we" refers to NYSE Group, its two subsidiaries (New York Stock Exchange LLC and Archipelago Holdings Inc.) and each of their respective subsidiaries.

        We are a holding company that, through our subsidiaries, operates and regulates two securities exchanges: the NYSE and NYSE Arca. We are a leading provider of securities listing, trading and information products and services. Although the trading platforms of the NYSE and NYSE Arca currently operate separately, we are actively integrating certain of their activities to achieve revenue and cost synergies.

        For the fiscal year ended December 31, 2005, on a pro forma basis reflecting the merger, NYSE Group generated $1.7 billion in revenues and approximately $90 million in income from continuing operations.

        The NYSE.    The NYSE is the world's largest and most liquid cash equities exchange. The NYSE is approximately three times the size of the next largest cash equities market in the world in terms of aggregate market capitalization of domestic listed companies. The NYSE provides a reliable, orderly, liquid and efficient marketplace where investors meet directly to buy and sell listed companies' common stock and other securities. For 213 years, the NYSE has facilitated capital formation, serving a wide spectrum of participants, including individual and institutional investors, the trading community and listed companies. As of March 3, 2006, 2,684 issuers, which include operating companies, closed-end funds and exchange traded funds (or ETFs), were listed on the NYSE. Our listed operating companies represent a total global market capitalization of over $22.5 trillion. In January and February 2006, on an average trading day, over 1.8 billion shares, valued at over $69 billion, were traded on the NYSE. The NYSE operates an auction market in which orders are electronically transmitted for execution. Specialists on the trading floor are charged with maintaining fair, orderly and continuous trading markets in specific stocks by bringing buyers and sellers together and, when circumstances warrant, adding liquidity by buying and selling stock for their own account. Floor brokers act as agents on the trading floor to facilitate primarily large or complicated orders. In this report, we refer to this trading model as the "agency auction trading model."

        NYSE Arca.    NYSE Arca is the first open, all-electronic stock exchange in the United States and has a leading position in the trading of exchange-listed securities and ETFs. NYSE Arca is also an exchange for trading equity options. Through NYSE Arca, customers can trade over 8,000 equity securities and over 175,000 option products. NYSE Arca's trading platforms link traders to multiple U.S. market centers and provide customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of NYSE Arca's trading systems, combined with its trading rules, have allowed NYSE Arca to create a large pool of liquidity that is available to customers internally on NYSE Arca and externally through other market centers. On an average trading day, over 700 million shares, valued at over $25 billion, are traded through NYSE Arca's trading platforms.

        SIAC.    We also own two-thirds of the SIAC and SIAC's financial results will be reported on a consolidated basis with our results. SIAC is an important industry resource providing critical automation and communications services to the NYSE, AMEX and other organizations to support order processing, trading and the reporting of market information, among other functions. SIAC also provides system support for certain national market system functions and for important regulatory and administrative activities.

        NYSE Regulation.    We also play a critical role in the U.S. securities industry through our two SROs. As a not-for-profit company within our holding company, NYSE Regulation regulates the activities of member organizations through enforcement of SRO rules and federal securities laws. In addition, NYSE Regulation oversees compliance by listed companies with our financial and corporate governance listing standards. See "—Regulation—NYSE Regulation" for a discussion of our regulatory business.

        Our Internet address is www.nysegroup.com. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Human Resources & Compensation Committee and Nominating & Corporate Governance Committee, procedures for communicating with our directors, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our Code of Ethics and Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website.

        Our Vice President and Head of Investor Relations, Gary Stein, can be contacted at NYSE Group, Inc., 11 Wall Street, New York, NY 10005, Attn: Investor Relations, telephone: (212) 656-5700, e-mail: InvestorRelations@nyse.com.

Business Structure

        Our business consists of two market centers: (1) the NYSE and (2) NYSE Arca. The NYSE's business is operated mainly through two separate entities:

  •
  New York Stock Exchange LLC.    New York Stock Exchange LLC is the entity registered as a national securities exchange. New York Stock Exchange LLC holds all of the equity interests of NYSE Market, NYSE Regulation and 66 2/3% of SIAC.

  •
  NYSE Market, Inc.    NYSE Market, Inc. is a wholly owned subsidiary of New York Stock Exchange LLC. NYSE Market conducts the market activities of the New York Stock Exchange.

        NYSE Arca's business is operated mainly through three separate subsidiaries:

  •
  NYSE Arca, LLC.    NYSE Arca, LLC operates an all electronic trading venue for equity securities listed with NYSE Arca, the NYSE, Nasdaq, AMEX, as well as for ETFs.

  •
  NYSE Arca, Inc. and NYSE Arca Equities, Inc.    NYSE Arca, Inc. and NYSE Arca Equities, Inc. operate an exchange for trading equity options listed on national markets and exchanges including the facilities, technology, systems and regulatory surveillance and compliance services required for the operation of a marketplace for trading options.

        The regulatory activities of the NYSE and NYSE Arca are conducted by NYSE Regulation, Inc. NYSE Regulation is a New York not-for-profit corporation whose sole equity member is New York Stock Exchange LLC. For a more detailed description of the activities of NYSE Regulation, see "—Regulation—NYSE Regulation."

History

        We were organized under the laws of the state of Delaware in 2005 in connection with the merger of the NYSE and Archipelago, which was completed on March 7, 2006.

        NYSE.    The NYSE operates a floor-based auction stock market, with all trades in a particular NYSE-listed stock taking place in a specific place on the floor through a designated dealer known as a specialist. The specialist oversees trading and is required to maintain a fair and orderly market, acting as both a market maker and an agent for orders on the book. The NYSE also provides customers with electronic trading for NYSE-listed securities.

        As demand for securities trading has increased, the NYSE has expanded its physical trading floor space, and as technology has become increasingly important in the U.S. securities industry, the NYSE has sought to develop technologies to increase choice and improve service to its customers, and to compete more effectively. In 1976, the NYSE introduced the Designated Order Turnaround (DOT) system to electronically route smaller orders directly to the specialist who acts as agent for these orders. Two years later, the NYSE and other exchanges jointly introduced the Intermarket Trading System to provide an electronic link between the NYSE and other exchanges. In 2001, in order to provide our customers with increased choice of execution methods, the NYSE introduced NYSE Direct+®, which is a fully electronic execution trading platform. For the year ended December 31, 2005, approximately 11.4% of the NYSE's total share volume was executed automatically through NYSE Direct+®. The NYSE is also in the process of creating the NYSE Hybrid MarketSM, which is intended to combine the advantages of the agency auction trading model and those of automatic execution, offering the speed, certainty and anonymity of electronic trading as well as the opportunity for negotiation and price improvement provided by an auction.

        NYSE Arca.    In December 1996, Gerald D. Putnam, our president and co-chief operating officer, co-founded the Archipelago Electronic Communications Network, or the Archipelago ECN, the precursor to NYSE Arca, by taking advantage of a market opportunity resulting from the SEC's new order handling rules governing securities trading. These rules were designed to address growing concerns regarding unfair and discriminatory pricing of customer orders for securities, and to promote transparency and enhance execution opportunities for customer orders in U.S. equity markets. See "—Industry Overview" for a discussion of industry rules and developments.

        ECNs are electronic trading systems that automatically match buy and sell orders at specified prices, and are registered with the SEC as broker-dealers. The Archipelago ECN was the first ECN to link traders to pools of liquidity throughout the U.S. securities markets. In July 2000, Archipelago partnered with the Pacific Exchange to develop ArcaEx. The SEC approved the establishment of ArcaEx and the related rules in October 2001.

        In March 2002, ArcaEx's listed platform became operational and Archipelago began trading Pacific Exchange-listed securities on ArcaEx. By November 2002, Archipelago completed the rollout of exchange-listed securities on ArcaEx, and in April 2003 Archipelago fully integrated its trading platforms and completed the migration of Nasdaq-listed securities from Archipelago ECN to ArcaEx.

        On August 19, 2004, Archipelago completed an initial public offering of its common stock and on September 26, 2005, Archipelago acquired PCX Holdings, Inc. and all of its wholly owned subsidiaries, including the Pacific Exchange and PCX Equities.

Information About the NYSE

  Overview

        The NYSE is the world's largest and most liquid cash equities market. For 213 years, the NYSE has facilitated capital formation by serving a wide spectrum of market participants, including individual and institutional investors, the trading community and listed companies. As of March 3, 2006, the NYSE listed approximately 2,684 issuers (which includes operating companies, closed-end funds and ETFs), many of which are the world's premier companies. In January and February 2006, on an average day, over 1.8 billion shares, valued at over $69 billion, were traded on the NYSE.

        In 2005, the NYSE generated revenues (less Section 31 fees) of approximately $1.1 billion, which were generated primarily from:

  •
  listings fees;

  •
  data processing fees;

  •
  market data fees;

  •
  trading fees; and

  •
  facility and equipment fees.

        The NYSE also generated revenues from regulatory fees and fines. These funds, however, are used for regulatory purposes. See "—Regulation—NYSE Regulation."

  Listings Business

        As of March 3, 2006, approximately 2,684 issuers were listed on the NYSE. Our listed operating companies represented a combined global market valuation of approximately $22.5 trillion as of that date, which is approximately three times larger than that of the next largest cash equities market globally. As of March 3, 2006, 28 of the 30 publicly traded companies that constitute the Dow Jones Industrial Average and 85.0% of the stocks included in the S&P 500 Index were listed on the NYSE. The NYSE's roster of listed companies includes 453 non-U.S. companies from approximately 47 countries with a U.S.-publicly-held float of approximately $1 trillion and a total global market valuation of approximately $8 trillion.

        Fees are paid by companies when they initially list on the NYSE and annually thereafter. Listing fees, which are subject to a minimum and maximum amount, are based on the number of shares that a company lists with the NYSE. Annual fees are charged on the outstanding shares of the company at the end of each year and are subject to a minimum and maximum fee. Listed companies also pay fees in connection with corporate transactions involving the issuance of new shares, such as stock splits, rights issues, sales of additional securities and mergers and acquisitions. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States.

        Listing fees are an important component of the NYSE's revenue and accounted for 30.5% of the NYSE's total revenues, net of Section 31 fees, in 2005.

  New Listings

        The NYSE relies on new listings to maintain its competitive position in the United States and global markets. From January 1, 2000 to December 31, 2005, 625 domestic companies listed on the NYSE. This included 172 closed-end funds, 161 transfers from other markets, 55 spin-offs and 237 initial public offerings of operating companies. Among the initial public offerings of securities qualified to be listed on the NYSE from January 1, 2000 to December 31, 2005, the capital raised by those in fact listing on the NYSE represented 90% of the aggregate proceeds raised in all those qualified offerings. From January 1, 2000 to December 31, 2005, 116 companies have transferred their listing from Nasdaq to the NYSE. During that same period, only three companies voluntarily transferred from the NYSE to Nasdaq. Two additional companies elected to transfer to the Nasdaq in advance of SEC approval of recent amendments made to our continued listing standards that would have resulted in such companies being deemed below compliance.

        A key to the NYSE's past success and future growth is its ability to list and retain non-U.S. companies. Generally, international companies are attracted to the U.S. and the NYSE to take advantage of the deep and diverse investor base, to signal that they meet the world's most stringent overall listing standards and to take their place alongside other global leaders. From January 1, 2000 to December 31, 2005, 199 international companies have listed on the NYSE.

        We actively pursue new closed-end fund listings. From January 1, 2000 to December 31, 2005, 172 closed-end funds have listed on the NYSE, raising over $78.9 billion in proceeds in their initial public offerings. This represents 74.8% of the funds qualified to list and 83.7% of the total closed-end fund qualified proceeds. The NYSE currently lists 484 closed-end funds, up from 431 in 2000.

        Since 1988, we have supported the capital raising needs of companies qualified to list on the NYSE by providing a market for both debt and equity structured products—such as capital securities, mandatory convertibles, repackaged securities and equity-linked index-linked securities—and for debt securities traded on the trading floor. The number of new issuances and redemptions of these securities in any given year depends on many external factors, including interest rate levels and changes, economic conditions and financial regulation. From January 1, 2000 to December 31, 2005, the NYSE's structured products group has listed 610 securities.

  Listing Standards

        The NYSE requires that companies seeking to list securities on the NYSE meet minimum financial, distribution and corporate governance criteria. While in recent years the corporate governance criteria imposed by the various U.S. markets have become substantially similar, the NYSE's overall listing standards have traditionally been, and continue to be, the most stringent of any securities marketplace in the world. Once listed, companies must meet continued listing standards. All standards are periodically reviewed to ensure the NYSE attracts and retains the strongest companies with sustainable business models.

        Each year, a number of companies cease to be listed on the NYSE, mostly as a result of normal corporate actions, such as mergers and acquisitions. From January 1, 2000 to December 31, 2005, approximately 27% of the 984 delistings from the NYSE resulted from the failure by the delisted company to maintain the minimum financial criteria required for continued listing on the NYSE. Over this period, new listings on the NYSE have kept the NYSE's overall number of listed companies at a relatively constant level.

  Client Service

        The NYSE has a team of professionals dedicated to serving the needs of its listed company community. These "client service managers" meet with their assigned listed companies individually and in regional executive forums that are scheduled by the NYSE. They provide value by keeping issuers aware of market trends, market structure initiatives and developments in governance and regulation. The NYSE believes that executives of listed companies place a high value on their relationship with their client service manager and on superior market quality, association with leading brands, global visibility, and unique marketing services that the NYSE provides. Client retention is consistently very high (i.e., greater than 99.9%).

        We offer a variety of services to our listed companies, including the ability to leverage the NYSE brand in reaching out to existing and prospective investors. We sponsor virtual forums, as well as domestic and international conferences, to provide issuers access to global institutional investors. NYSEnet, a password-protected website for senior executives, provides data relating to proprietary trading, institutional ownership and market activity. The NYSE has also developed eGovDirect.com for use by listed companies, which is an interactive, web-based tool that helps listed companies meet their NYSE governance and compliance requirements efficiently and economically; as of year-end 2005, nearly 1,100 NYSE-listed companies were registered for access to this site. In addition, the NYSE believes that its executive education programs and the opportunities they offer to network with policy makers and fellow corporate executives are highly valued by the leaders of NYSE-listed companies. Moreover, the NYSE uses a range of advertising media, including print and radio, among others, to promote its listed companies through a variety of ongoing campaigns.

  Order Execution Business

        The NYSE is a marketplace where investors meet directly to buy and sell listed companies' common stock and other securities. One of the NYSE's primary functions is to ensure that orders to purchase and sell these securities are conducted in a reliable, orderly, liquid and efficient manner. Order execution on the NYSE occurs through a variety of means, and the NYSE seeks to continue to develop additional and more efficient mechanisms of trade.

  Order Execution

        Auction Market.    One of the primary means for order execution is through the NYSE's auction market, in which orders are electronically transmitted for execution. Specialists at various locations on the trading floor are charged with maintaining fair, orderly and continuous trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. Floor brokers act as agents on the trading floor to handle customer orders.

        Electronic Trading.    Order execution also occurs through the NYSE's electronic trading platform, NYSE Direct+®, which represented approximately 11.4% of the NYSE's total share volume for the year ended December 31, 2005. NYSE Direct+® is an automatic-execution service for non-exchange traded fund (or ETF) limit orders of up to 1,099 shares (with a maximum supported order size of 3,000,000 shares for ETFs and similar securities) and enables users to elect immediate execution at the best bid or offer, without a fee and with anonymity and speed.

        NYSE Hybrid MarketSM. We are implementing the NYSE Hybrid MarketSM in order to combine the advantages of our agency auction trading model and those of electronic trading. We believe that the NYSE Hybrid MarketSM will enhance the NYSE's ability to meet the diverse and changing needs of customers by providing them greater choice while enhancing our existing execution platforms. The NYSE Hybrid MarketSM will offer the speed, certainty and anonymity of electronic trading, as well as the opportunity for negotiation and price improvement provided by an auction market. All customers, regardless of size, will have ready access to multiple choices to route their orders to the NYSE's central market. For a more detailed discussion of the NYSE Hybrid MarketSM, see "—Business—Information About the NYSE—The NYSE Hybrid Market Initiative."

  Products Traded

        Equity Securities.    The NYSE is the world's largest cash equities market, both in terms of average daily trading volume and in the market capitalization of its listed companies. In January and February 2006, on an average day, over 1.8 billion shares, valued at over $69 billion, were traded on the NYSE, and the NYSE is approximately three times the size of the next largest cash equities market in the world in terms of market capitalization of domestic listed companies. For the year ended December 31, 2005 the NYSE executed 78.6% of the share volume of NYSE-listed securities during the NYSE's trading hours of 9:30am to 4:00pm.

        Bonds.    The NYSE also operates the largest centralized bond market of any U.S. exchange or other self-regulatory organization. A broad selection of bonds is traded on the NYSE, such as corporate (including convertibles), agency and government bonds. The trading volume of bonds on the NYSE is primarily in corporate bonds, with approximately 94% of this volume in non-convertible bonds. Bonds trade on the NYSE through the NYSE's Automated Bond System® ("ABS"), a screen-based system used by NYSE member organization subscribers. ABS maintains and displays priced bond orders and matches those orders on a strict price and time-priority basis. It also reports real-time quotes and trades to market data vendors. We are actively developing applications to leverage NYSE Arca's core technology to upgrade our current bond trading platform, which was initially developed in 1977.

        Others.    In addition to cash equities and bonds, as of December 31, 2005, the NYSE also listed 484 closed-end funds and over 600 structured products designed to offer investors unique risk/return characteristics.

  Trading Fees

        Trading fees are paid by member organizations based on trades executed at the NYSE. Fees are assessed on a per share basis for trading in equity securities. The fee amounts vary, based on the size and type of trade that is consummated. There is no fee for small electronic trades. All member organizations pay trading fees, except "$2 brokers" (who, by definition, effect transactions only for other member organizations) and specialists (who pay trading fees for ETFs). There are two caps, the lower of which applies to the net trading fees that member organizations must pay. The first cap is a fixed dollar amount maximum of $600,000 per month. The second is a variable cap that is equal to 2% of the net commissions that a member organization earns on the trades that it executes on the trading floor. These pricing structures are currently undergoing a fundamental examination as part of a broad strategic review of opportunities for revenue growth and efficiency improvement and to better align transaction revenue with executed volume, product expansion and new product development. Trading fees accounted for approximately 13.0% of the NYSE's total revenues, net of Section 31 fees, in 2005.

  Market Data Business

        The NYSE collects and distributes market data, including real-time information relating to securities quotations, limit orders and the prices at which securities transactions take place. The broad distribution of accurate and reliable real-time market data is essential to the proper functioning of any securities market because it enables market professionals and investors to make trading decisions. We believe that the quality of the NYSE's market data, and the ability of traders to act on that data, attract order flow to the NYSE for execution and reinforce the NYSE brand. The pricing for market data products must be approved by the SEC on the basis of whether prices are fair, reasonable and not unreasonably discriminatory. For a discussion of recent regulatory changes affecting market data, see "—Regulation—Recent Regulatory Developments."

        The collection and distribution of market data accounted for 15.9% of the NYSE's total revenues, net of Section 31 fees, in 2005.

        The NYSE's market data activity is divided into two parts: consolidated data services and NYSE proprietary data products.

  Consolidated Data Services

        The SEC requires securities markets to consolidate their bids, offers and last sale prices for each security, and provide the public with an integrated source of this information. The NYSE works with other markets to make this market data available on a consolidated basis on what is often referred to as the "consolidated tape." This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market to which a quote or trade is reported or on which a trade takes place.

        The SEC regulates the conduct of this intermarket activity under Rule 608 of Regulation NMS. The relationships among the markets that participate with the NYSE in the data joint ventures are defined in two securities industry plans—the CTA Plan and the CQ Plan. Last sale prices for NYSE-listed securities are disseminated pursuant to the CTA Plan and quotes for NYSE-listed securities are disseminated pursuant to the CQ Plan. The network through which last sale prices and quotes in NYSE-listed securities are disseminated under the two plans is commonly referred to as "Network A."

        The terms of the CTA Plan and the CQ Plan provide that the participating markets will distribute market data by means of two networks, Network A (through which data relating to NYSE-listed securities are disseminated) and Network B (through which data related to AMEX-listed securities and certain securities that are listed on other national securities exchanges are disseminated). The two plans currently require that the participating markets allocate the revenues that each network's market data distribution generates (net of joint processing and administration costs) on the basis of their respective number of trades. Under the market data rule of Regulation NMS, revenue will be allocated to market centers based, among other things, on the value of the quotes and trades for all securities. Compliance with the market data rule of Regulation NMS will begin on September 1, 2006. For a description of Regulation NMS and the market data rule, see "—Regulation—Recent Regulatory Developments—Regulation NMS."

        The other markets that participate in Network A have delegated to the NYSE the responsibility for acting as the Network A administrator. In this capacity, the NYSE recommends Network A operational decisions, bills Network A data recipients for applicable charges, collects those amounts, and administers Network A contracts. The NYSE also oversees the preparation of Network A financial statements, maintains all Network A records and maintains relationships with Network A data recipients. The NYSE recoups the costs of administering Network A. In 2005, the NYSE's share of Network A trades was approximately 87.5%.

        Network A data is widely available. More than 400,000 devices displaying real-time data were used by broker-dealers, institutional investors and other industry professionals who received real-time Network A data as of the end of 2005, as did more than 12 million nonprofessional investors. Investors are able to receive real-time Network A data through a variety of sources, including personal computers, telephones, televisions and PDAs.

        Approximately 72% of Network A revenues derive from a monthly securities professional device fee paid by broker-dealers and other market professionals for each device through which they receive Network A data. Other sources of Network A revenues include:

  •
  access fees paid by vendors and others who receive access to high speed streams of Network A data;

  •
  computer program classification fees paid by data recipients who use real-time Network A data for purposes other than interrogation and display (such as to create stock tables for newspapers and to perform computer tracking of price movements);

  •
  nonprofessional subscriber and usage-based fees paid by vendors and broker-dealers that provide real-time Network A data to nonprofessional retail investors; and

  •
  fees paid by cable television stations that display real-time last sale prices.

        SIAC serves as the data collector, processor and distribution point for Network A and other data joint ventures. Each market provides its quotes and trade reports and related information to SIAC. SIAC sequences, stores and validates the markets' data and makes the resultant streams of consolidated last sale prices and bid/ask quotations available to vendors and others. Vendors, in turn, provide that market data to broker-dealers, mutual and hedge funds, investment advisors, other market professionals and individual investors.

  NYSE Proprietary Data Products

        The NYSE also makes certain market data available independently of other markets. The NYSE packages this market data as:

  •
  trading products (such as NYSE OpenBook®, through which the NYSE makes available all limit orders); and

  •
  analytic products (such as TAQ Data, NYSE Broker Volume and a variety of other databases that are made available other than in real-time and that are generally used by analytic traders, researchers and academics).

        These products are proprietary to the NYSE, and the NYSE does not share the revenues that it generates from these products with other markets. The pricing for proprietary products must be approved by the SEC.

        Over the past two decades, the NYSE has expanded its market data business by tapping new markets, in particular nonprofessional subscribers, the cable television audience and customers interested in the NYSE's proprietary data products. Revenues for NYSE proprietary data products have grown significantly over the last few years, fueled in large part by the success of NYSE OpenBook®, which the NYSE introduced in 2002. The advent of trading in penny increments and the accelerated use of "black box" trading tools accelerated the success of NYSE OpenBook®.

  Facilities and Equipment

        The NYSE operates approximately 46,000 square feet of contiguous trading floor space where specialists, floor brokers, and clerks engage in the purchase and sale of securities. As of February 14, 2006, there were 403 specialists, 821 floor brokers and 2,310 clerks conducting business on the NYSE's trading floor. The NYSE derives revenues from these specialists, brokers and clerks by providing them with various products and services, including space, necessary for them to engage in the purchase and sale of securities on the trading floor.

        Until recently, the NYSE charged each specialist firm for both the number of post spaces occupied on the trading floor, and for each registered specialist. However, as of January 1, 2006, the NYSE introduced a new pricing structure to replace several fees that had been previously charged by the NYSE to specialists. Under this new structure, referred to as the "Specialist Trading Privilege Fee," specialists are charged an annual fee per symbol traded on the NYSE, and this fee is determined based on the consolidated average daily dollar volume of each particular symbol traded by the specialists. The NYSE charges floor brokers for each booth occupied on the trading floor, and rates vary depending on the location of the particular booth. Specialists and floor brokers also pay an annual fee for each of their clerks working on the trading floor. Fees are also charged to trading floor participants for a variety of services provided by the NYSE including NYSE e-Broker handheld devices, phone service, radio paging and connections to third-party market data providers.

        Facility and equipment fees accounted for 4.4% of the NYSE's total revenues, net of Section 31 fees, in 2005.

  Data Processing Fees

        For a description of data processing fees, see "—Securities Industry Automation Corporation" section below.

  Securities Industry Automation Corporation

  Overview

        SIAC is the principal vendor of the NYSE's data processing and software development services and a registered securities information processor under the Exchange Act. The NYSE owns two-thirds of the equity of SIAC, and AMEX owns the remaining one-third. Formed in 1972 as a New York business corporation, SIAC:

  •
  plans, develops, implements and operates a variety of automated information-handling and communication systems that support order processing, trading, and market data reporting, as well as trade comparison, for a broad range of securities;

  •
  provides systems support for essential regulatory and administrative activities; and

  •
  operates and manages the SFTISM network, which provides resilient and reliable communications within the financial services industry.

        Historically, SIAC has been operated as a cost-recovery utility. As a result, it provides its services to its customers on an at-cost, non-profit basis. SIAC's contribution to NYSE revenues, net of Section 31 fees, accounted for 16.3% of the NYSE's total revenue in 2005.

        SIAC's wholly owned for-profit subsidiary, Sector, Inc., offers an array of communications and data processing services, primarily to the broker-dealer community. These services include email archiving, other books and record storage solutions, facilities management, data center hosting, disaster recovery, enterprise services and network and data distribution services. The telecommunications services include traditional point-to-point voice circuits and network management. Sector is headquartered in New York City.

  SIAC Governance

        The SIAC bylaws provide that the SIAC board of directors shall consist of 14 directors. Under a shareholders' agreement among SIAC, the NYSE and AMEX, of these 14 directors:

  •
  seven directors are selected by the NYSE (provided that at least five of these seven directors are not officers or employees of the NYSE unless they are also members of the NYSE board of directors);

  •
  three directors are selected by AMEX (provided that at least one of these three directors is not an officer or employee of AMEX);

  •
  one director is jointly selected by the NYSE and AMEX (it is contemplated that this director will also serve as the chief executive officer of SIAC); and

  •
  three directors are selected by the Securities Industry Association.

        The directors are divided into two classes, designated as Class A directors and Class B directors. Each class of directors is elected for a two-year term so that the term of office of one class of directors expires each year. John A. Thain, who is our chief executive officer and one of our directors, is chairman of the SIAC board of directors.

        The SIAC board of directors has two standing committees: the executive committee and the audit committee. The executive committee is comprised of five members of the SIAC board of directors. The executive committee's responsibilities include:

  •
  reviewing the management personnel needs, structure and policies of SIAC;

  •
  reviewing the current and anticipated financial requirements of SIAC; and

  •
  functioning as SIAC's compensation committee for the purpose of reviewing and approving the compensation plans and guidelines for all employees and the officers of SIAC.

The audit committee is comprised of three members of the SIAC board of directors. Its responsibilities are to assist the SIAC board of directors in fulfilling its financial accounting oversight responsibilities. In this capacity, the audit committee reviews the financial reporting process, the system of internal controls and the process by which SIAC maintains compliance with applicable laws, rules and regulations.

        The NYSE, AMEX and SIAC are parties to a shareholders agreement that governs the respective rights of the NYSE and AMEX relating to SIAC. Under the shareholders agreement, neither the NYSE nor AMEX may transfer any of their shares in SIAC to a third party without the consent of the other party, unless this transfer occurs:

  •
  by operation of law, by reason of insolvency or other cause; or

  •
  upon completion of a right-of-first-refusal process, in which the other party has the right to acquire any SIAC shares proposed to be transferred by either the NYSE or AMEX to a third party at the lower of:

  •
  the price offered by the third party seeking to acquire such SIAC shares; or

  •
  the "option price" agreed upon by the NYSE and AMEX from time to time or established by a five-person committee consisting of two representatives appointed by each of the NYSE and AMEX and one person appointed by the four members. (There is currently no determined option price.)

  Major Customers

        SIAC currently provides data processing services to the following major customers and customer groups:

  •
  the NYSE, which was the source of 58% of SIAC's revenues in 2005;

  •
  AMEX, which was the source of 16.4% of SIAC's revenues in 2005; and

  •
  the National Securities Clearing Corporation and Fixed Income Clearing Corporation, which have been absorbed into The Depository Trust & Clearing Corporation and together were the source of 9.1% of SIAC's revenues in 2005.

In addition, SIAC operates the Intermarket Trading Systems and provides services to the Intermarket Surveillance Group Participants, the CTA Plan and CQ Plan and the Options Price Reporting Authority. SIAC also provides services to Sector.

        The NYSE and AMEX are SIAC's largest customers. The removal of the business of either could have a material adverse effect on SIAC. The National Securities Clearing Corporation and Fixed Income Clearing Corporation have entered into separate agreements with SIAC, pursuant to which the services previously provided by SIAC are being phased out. In addition, AMEX has sent a notice to SIAC indicating that it intends to materially decrease its use of SIAC's services. If AMEX materially decreases its use of SIAC's services, SIAC's revenues will be adversely affected. To the extent that

AMEX does not bear a portion of the costs associated with this decrease (including transition costs and an appropriate share of SIAC's current overhead as SIAC seeks to mitigate the overhead costs), or to the extent that the NYSE is not able to reduce its costs associated with SIAC to offset the amount of reduction in revenue from SIAC (which it may not be able to do), the NYSE's profits and results of operations may be adversely affected. See also "Item 1A. Risk Factors—Risks Relating to Our Business—Our revenues from SIAC could significantly decrease if SIAC loses its major customers."

  Facilities Management Agreement

        SIAC provides services to the NYSE and AMEX pursuant to an agreement dated February 23, 1977, among the NYSE, AMEX and SIAC, as amended, and a Paying Agency Agreement dated August 23, 2004 (which we refer to collectively as the "facilities management agreement"). The facilities management agreement provides for services to be provided and products to be obtained by SIAC on behalf of or for use by the NYSE or AMEX, as either may request, at SIAC's cost. The facilities management agreement also provides that the NYSE or AMEX may request that the services to be provided to it be added to, modified or terminated, and that SIAC will "use its best efforts, consistent with sound business practices, to adapt to the changed requirements of each exchange for services rendered by SIAC."

        Generally, the at-cost basis for service charges under the facilities management agreement includes dedicated manpower (such as salaries, overtime, part-time help and benefits); dedicated data processing or communications supplies and equipment; dedicated general expenses (such as office supplies, photocopy equipment, local transportation and travel); and shared common expenses (such as occupancy costs, facilities engineering support, security services and other non-dedicated manpower and related expenses, etc.), as well as any costs for products or services from third-party vendors. Costs are billed to the NYSE (and AMEX) on a monthly basis.

        The facilities management agreement requires SIAC to recognize individual ownership rights on the part of the NYSE or AMEX of properties acquired by SIAC at the respective direction and expense of the NYSE and AMEX and joint ownership rights on the part of the NYSE and AMEX of properties acquired by SIAC for services provided to both the NYSE and AMEX. The agreement requires SIAC to maintain confidentiality regarding services it undertakes for each of the NYSE and AMEX and with regard to certain information obtained by SIAC in connection with the provision of services.

        During the NYSE's last five fiscal years, the NYSE paid SIAC fees under the facilities management agreement of approximately $256.9 million in 2001; $273.3 million in 2002; $253.0 million in 2003; $266.1 million in 2004; and $252.8 million in 2005. AMEX paid SIAC fees under the facilities management agreement of approximately $104.9 million in 2001; $97.1 million in 2002; $93.9 million in 2003; $79.5 million in 2004; and $71.4 million in 2005.

        Separate services agreements cover services provided by SIAC to National Securities Clearing Corporation and Fixed Income Clearing Corporation, to Options Price Reporting Authority and to the participants in the CTA Plan and the CQ Plan.

  The NYSE Hybrid MarketSM Initiative

        On March 22, 2006, the Securities and Exchange Commission approved the NYSE Hybrid MarketSM, which will combine auction-based and electronic trading for equities listed on the NYSE. This initiative is our response to the request from both market professionals and individual investors for greater choice and flexibility in buying and selling stocks on the NYSE. The NYSE Hybrid MarketSM is also our strategy for adapting to the revised "trade through" rule adopted by the SEC on April 6, 2005 as a part of Regulation NMS, which prohibits trading-through of quotations that are displayed by another market and immediately accessible through automatic execution.

        The NYSE Hybrid MarketSM is intended to emulate, in a primarily automatic-execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well the opportunity for price improvement. The NYSE Hybrid MarketSM will expand the availability of the NYSE's current automatic execution service (NYSE Direct+®), which provides order execution at sub-second speed and for the year ended December 31, 2005 handled approximately 11.4% of the NYSE's average daily share volume. The NYSE Hybrid MarketSM is intended to feature the following:

  •
  All quotes will be automatically and continuously refreshed and reflect the combined liquidity of the NYSE Display Book® and the electronic interest of trading floor broker agents and the specialist. Limit orders will be published in real time. This structure will facilitate the ability of brokers and specialists to interact with supply and demand and to scale interest and provide price improvement to incoming electronic orders seeking liquidity.

  •
  Customers will have the choice of auction representation and the opportunity for price improvement over the published best bid and offer. The NYSE's auction model currently provides price improvement for more than 25% of incoming orders, most obtaining improvement better than the midpoint of the quote spread.

  •
  Specialists and floor brokers will supplement liquidity to stabilize price movements in both the automated and auction components of the NYSE Hybrid MarketSM through the use of floor broker agency interest files, and specialist layered interest files and specialist algorithmic interaction with orders. As such, both electronically and manually executed orders may benefit from the value added by specialists in committing capital and providing depth to the market, and from the competition among electronic orders as well as those represented by floor brokers. Floor brokers will participate both electronically and in person, using human judgment to process large or complex orders more effectively than is possible on a solely electronic platform.

  •
  Time restrictions between the entry of orders by the same beneficial owner on NYSE Direct+® will be eliminated and all size limit and market orders will be accepted up to the maximum supported order size, which is currently 3,000,000 shares.

  •
  Those customers that desire sub-second, automatic trade execution will have access to floor liquidity. Customers with buy and sell orders beyond the size of the best bid or offer will have the ability to "sweep the book" or designate individual orders to trade at multiple price points subject to certain limitations, including the Liquidity Replenishment PointsSM or "LRPs" described below.

  •
  In order to preserve the lower volatility that has characterized trading on the NYSE, pre-determined and published LRPs will limit sweeps. When activated, LRPs will allow integration of the electronic market with the auction market for one transaction, thus enabling the specialist to elicit additional trading interest.

  •
  All better-priced top-of-book bids and offers entitled to protection under Regulation NMS in all other automated markets will be immediately accessed unless customers are provided the same price on the NYSE. All incoming orders from all competing market centers will be automatically executed at the displayed best price. This will create an environment in which best prices will be protected from inferior-priced trade executions regardless of where an order is entered, and without awaiting human reaction.

  •
  As part of the NYSE Hybrid MarketSM initiative, the NYSE will further automate routine specialist tasks and create a new interface to facilitate algorithmic liquidity injection by specialists. In addition, the NYSE will add new functionality to trading floor broker wireless hand-held computers to further automate smart order types and create a new broker interest file with layering capabilities.

        The NYSE Hybrid MarketSM will build on the NYSE's core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers' ability to trade quickly and anonymously. The NYSE Hybrid MarketSM will also further the NYSE's goal of providing all investors, regardless of their size, with the best price when buying or selling shares. Interaction of the NYSE's automatic and auction markets also would maintain the opportunity for price improvement.

        By continuing to maintain market quality, including lower intra-day volatility, the NYSE Hybrid MarketSM will also allow issuers to reduce their cost of capital. Combining the NYSE's technology with the advantages of the auction market would enable the NYSE market to function more effectively and efficiently. In the NYSE Hybrid MarketSM, specialists and brokers, who will use judgment to improve prices and enhance order competition on the floor of the NYSE, will interact with the market electronically as well as vocally and manually. We believe that their judgment will be particularly valuable in less liquid stocks and during the opening and closing of trading as well as during times of uncertainty, when a corporate announcement or an outside event could lead to market instability and price volatility.

        The NYSE is developing the software that will power the NYSE Hybrid MarketSM. In December 2005, the NYSE initiated the first phase of a pilot to test selected features and functionality of the NYSE Hybrid MarketSM among a limited number of securities approved by the SEC. As of March 3, 2006, 147 securities listed on the NYSE were activated for inclusion in this phase of the pilot. To date, NYSE Hybrid MarketSM software is functioning as expected, and all features are being actively exercised by trading floor professionals.

  NYSE Membership Organizations

        NYSE member organizations are comprised of (1) entities who obtain trading licenses in accordance with the rules and regulations of the NYSE (including the rules of eligibility that will apply to those who wish to be a member organization); and (2) broker-dealers who agree to submit to the jurisdiction and regulations of the NYSE without obtaining a trading license. As member organizations, they are subject to the rules and policies of the NYSE. In the future we may decide to offer member status to other types of organizations, for example, if we decide to issue separate licenses for electronic access or access for particular products.

  NYSE Trading Licenses

        Physical and electronic access to the trading facilities of the NYSE, subject to such limitations and requirements as may be specified in the rules of the NYSE, are available only to member organizations that have purchased a trading license from us. These trading licenses have the following attributes:

  •
  Duration and Pricing.    The price of trading licenses is determined through a modified Dutch auction process once per year. The clearing price at which all licenses are sold in the auction is determined under procedures calculated to provide suitable revenue to NYSE Market while providing fair access to its facilities to member organizations that wish to do business there. On January 4, 2006, based on this modified Dutch auction process, the NYSE sold 1,274 trading licenses at an annual price of $49,290 per license. The NYSE has made a total of 1,366 trading licenses available for purchase during 2006, the remainder of which can be purchased, subject to the approval of NYSE Regulation, for a premium of 10% to the auction price. Except for these initial trading licenses, which will be valid from March 7, 2006 through the end of 2006, each trading license will be valid for one calendar year.

  •
  Availability.    We expect that the number of trading licenses that will be outstanding (as well as the price for these licenses) will be determined through a modified Dutch auction on an annual basis. We also have the right to sell additional trading licenses during the year at a price greater than the auction price, in order to, among other things, ensure that the supply of trading licenses is adequate to meet demand for the trading licenses should conditions change after the auction and to accommodate new businesses that commence operations after the beginning of the year. Holders of trading licenses have the right to cancel their trading license prior to the end of the year, subject to paying NYSE Market an early termination penalty. A maximum of 1,366 trading licenses are made available at any one time.

  •
  Approval of NYSE Regulation.    Any bidder for a trading license is subject to the approval of NYSE Regulation.

        We have not determined whether we will issue separate licenses for access for particular products.

Information About NYSE Arca

  Overview

        We also operate NYSE Arca, formerly known as the Archipelago Exchange or ArcaEx® and the Pacific Exchange. NYSE Arca is the first open, all-electronic stock market in the United States for trading equity securities listed on NYSE Arca, the NYSE, Nasdaq and AMEX, as well as ETFs and other exchange-listed securities. NYSE Arca is also an exchange for trading equity options, and operates the facilities, technology and systems required for the operation of marketplaces for trading equity securities and options. Through NYSE Arca, customers can trade over 8,000 equity securities and over 175,000 option products.

        NYSE Arca's trading platforms link traders to multiple U.S. market centers and provide customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of NYSE Arca's trading systems combined with its trading rules have allowed NYSE Arca to create a large pool of liquidity that is available to customers internally on NYSE Arca and externally through other market centers. On an average day, over 700 million securities, valued at over $25 billion, are traded through NYSE Arca's trading platforms.

        NYSE Arca generated approximately $493.4 million in total revenues, net of Section 31 fees, in 2005. Approximately 99% of these revenues consisted of transaction fees and market data fees generated by securities transactions executed on or through its trading platforms.

  Equities Trading Platforms and Services

        NYSE Arca operates two all-electronic equity securities trading systems, one for trading NYSE-, Nasdaq- and AMEX-listed securities, and another for trading over-the-counter equity securities. These markets offer a variety of execution-related services, including our "best execution routing" capability and routing services through the NYSE's DOT system. NYSE Arca's systems operate on three simple but fundamental principles: fast electronic execution, transparency and open market access. On NYSE Arca, buyers and sellers meet directly in an electronic environment governed by trading rules designed to reflect these three fundamental principles.

        The rules governing trading on NYSE Arca require execution of orders, without discretion, in accordance with the principles of openness, fairness and equal access. These trading rules are predicated on "price-time priority" within NYSE Arca, which requires execution of orders at the best available price and, if orders are posted at the same price, based on the time the order is entered on our trading system. NYSE Arca's electronic matching and routing systems actively searches across multiple market centers and either matches orders internally or by routing orders out to the best bid or offer displayed in the market using our "best execution routing" capability. The technological capabilities of NYSE Arca's trading systems, together with our trading rules, have allowed us to create a large pool of liquidity available to our customers internally on NYSE Arca or externally through other markets.

        On NYSE Arca, buyers and sellers can view our open limit order book, which displays orders simultaneously to both the buyer and the seller. Buyers and sellers also can submit these orders on an anonymous basis if they so choose. Once orders are submitted, all trades are executed in the manner designated by the party entering the order, which is often at prices equal to or better than the national best bid or offer. The national best bid or offer is the highest bid or lowest offer quote reported to the Consolidated Quote and Nasdaq pursuant to the quotation and transactions reporting plans. See "—Industry Overview." Buy orders and sell orders are posted on NYSE Arca in price order (best to worst) and then if prices are the same, they are ordered based on the time the buy order or sell order was posted (earliest to latest). NYSE Arca users may choose to have their unexecuted orders left on our open order book, returned to them, or routed to other markets using our "best execution routing" capability.

        We refer to permitted users of NYSE Arca's equity trading systems as "equity trading permit holders". Any registered broker-dealer who wishes to trade on NYSE Arca's equity trading systems may obtain an equity trading permit from NYSE Arca.

        During 2005, NYSE Arca generated approximately $415.4 million in revenues from equity securities transaction fees.

        Equities Listing.    NYSE Arca offers a listing venue for companies and index providers for their equity securities, exchange-traded funds and other structured products. In order to list on NYSE Arca, a company must meet quantitative and qualitative listing criteria (which differ from those applicable to NYSE-listed companies), including minimum market capitalization, net worth, number of shares outstanding and number of beneficial owners. In addition, listed companies must comply with corporate governance rules of NYSE Arca. Compliance with the listing standards is monitored and enforced by NYSE Regulation.

        We plan to leverage the NYSE brand to continue to build NYSE Arca's growing listing business. We expect NYSE Arca's proposed listing standards will extend the NYSE's current focus on quality companies to growing companies that do not yet meet the NYSE's stringent listing standards. NYSE Arca's listing venue will provide issuers with many of the benefits that are provided to NYSE-listed companies, including an affiliation with one of the world's leading brands, exceptional market quality and a wide range of value added products and services. By leveraging the NYSE brand across two listings platforms, we believe we will be in an excellent position to serve a broader segment of corporate issuers.

        As of December 31, 2005, there were approximately 194 companies and 4 index providers listed on NYSE Arca, spanning a broad range of industries, including many Fortune 500® companies. Of these companies, 10 were exclusively listed on NYSE Arca.

  Options Trading Platform and Services

        On September 26, 2005, Archipelago completed the acquisition of NYSE Arca Holdings, Inc. (formerly known as PCX Holdings, Inc.) and all of its wholly owned subsidiaries, including NYSE Arca, Inc. (formerly known as the Pacific Stock Exchange, Inc.) and NYSE Arca Equities, Inc. (formerly known as PCX Equities, Inc.). Through these entities, NYSE Arca operates a marketplace for trading options on exchange-listed securities. The underlying securities are listed and trade on NYSE Arca, the NYSE, AMEX and Nasdaq.

        NYSE Arca's option market center includes the trading facilities, technology and systems for trading options as well as regulatory, surveillance and compliance services. It also provides listing services for options on stocks that meet certain minimum criteria. NYSE Arca's options business trades approximately 500,000 contracts each day on more than 1,700 stocks.

        NYSE Arca's options business uses a technology platform and market structure that is designed to enhance the speed and quality of trade execution for its customers and to attract additional sources of liquidity by allowing market makers to have access to its markets remotely and by integrating floor-based participants and remote market makers. During 2006, we expect to introduce a new options trading platform based on the architecture of our equities trading platform. The revenue from NYSE Arca's options business is derived primarily from transaction execution services, market data services on a real-time or summary basis and providing a trading venue for issuers of options contracts.

        We refer to permitted users of NYSE Arca's options trading system as "options trading permit holders." Any registered broker-dealer who wishes to trade on NYSE Arca's options trading system may obtain an options trading permit from NYSE Arca.

        During the fourth quarter of 2005, NYSE Arca generated approximately $9.6 million in revenues from options transaction fees. For a discussion of selected transaction statistics for 2005, see "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Options Listing.    Under the rules of NYSE Arca, in order to list an option on a stock, there must be at least seven million shares of the underlying stock available for public trading, with at least 2,000 holders of the security. In addition, there must be active public trading in the underlying stock, and that stock must meet certain minimum price tests. These rules also include specialized criteria for listing options on certain types of securities, such as shares of index funds or exchange-traded funds, trust-issued receipts and American Depositary Receipts. Compliance with these rules and criteria are monitored and determined by the Pacific Exchange.

        Options Products.    Options contracts are contracts with standardized terms that give the buyer the right, but not the obligation, to buy or sell a particular stock or stock index at a fixed price (the strike price) for a specified period of time (until the expiration date). Options are used in various ways by a range of investors with different goals and strategies, such as protecting equities portfolios by using options as a hedge and buying puts as a protection against unexpected declines in price, or speculating on the direction of a stock price by purchasing puts or calls in anticipation of a stock's directional movement and hope of return on risk.

        Options Clearing and Settlement.    All options contracts traded on NYSE Arca's options exchange as well as other U.S. securities exchanges are issued and cleared by The Options Clearing Corporation (referred to in this report as the OCC), a clearing corporation registered with the SEC and owned by member options exchanges, including NYSE Arca. The OCC, which issues and clears all U.S-listed options, as well as certain futures and options on futures on a number of underlying financial assets, including common stocks, currencies, stock indices and interest rate composites, is among the world's largest clearing organizations for options and equity derivatives.

  Market Data Products

        NYSE Arca offers customers market data products on a real-time and on a summary basis. NYSE Arca's market data products are designed to improve trade execution and enhance understanding of market dynamics. Customers can view in real time the bids and offers posted on NYSE Arca and can access other extensive market and trading data through our website which includes ArcaVision.

        Real-Time Data Feeds and Market Data Fees.    NYSE Arca participates in the national market system for the consolidation, dissemination and sale of market data in U.S. exchange-listed securities. NYSE Arca earns market data fees, based on the level of trading activity on NYSE Arca, by providing its data to the centralized aggregators of this information that in turn sell the data to third-party consumers such as Thomson Financial Inc. and Bloomberg, L.P. During 2005, Archipelago generated approximately $62.0 million in revenues from market data fees.

        ArcaVision.    ArcaVision offers analytic tools that go beyond the traditional trading data that is available to customers. NYSE Arca developed ArcaVision in response to customer demand for increasingly detailed analyses of trading patterns, and it is designed to provide customers with critical market data on particular stocks. The ArcaVision website is available to issuers listed on NYSE Arca, customers executing trades on NYSE Arca, and the general public. ArcaVision's sophisticated system enables NYSE Arca to customize the views available to each user to meet their specific needs.

  ArcaEx Tech 100 Index

        The ArcaEx Tech 100 Index (which we intend to rename as the NYSE Arca Tech 100 Index) is a price-weighted, broad-based index. Comprised of 100 listed and over-the-counter stocks from 14 different industries including computer hardware, software, semiconductors, telecommunications, data storage and processing, electronics and biotechnology, the ArcaEx Tech 100 Index is a tech sector equivalent of the Dow Jones Industrial Average and is a market indicator used by mutual fund rating services, analysts, asset managers and private investors to gauge the overall performance of the technology sector of the U.S. equity market. NYSE Arca owns and maintains the ArcaEx Tech 100 Index through its wholly owned subsidiary, NYSE Arca, Inc.

  Business Developments

        Bond Trading Platform.    On November 7, 2005, NYSE Arca filed a proposal with the SEC which is pending to launch a corporate bond trading platform. However, as a result of the merger, the NYSE and NYSE Arca are developing a single bond trading platform based on NYSE Arca's core technology platform and the NYSE's ABS system.

        Tech 100 Index and ETF.    On November 2, 2005, we announced that, in conjunction with Ziegler Capital Management LLC, we had filed documents with the SEC to create a new technology exchange traded fund named the ArcaEx Tech 100 ("ArcaETF") which is expected to launch in 2006 under the ticker AXT, and will be listed and traded exclusively on NYSE Arca. The ArcaETF will be benchmarked to the ArcaEx Tech 100(SM) Index, formerly the PSE Tech 100 Index. The ArcaEx Tech 100 Index has been in existence since 1982, and is comprised of 100 listed and over-the-counter securities, including computer hardware, software, semiconductors, telecommunications, data storage and processing, electronics and biotechnology.

        Restrictions on Business Activity.    On September 26, 2005, NYSE Arca completed the acquisition of PCX Holdings, Inc. (which is now referred to as NYSE Arca) and all of its wholly owned subsidiaries, including the Pacific Stock Exchange, Inc. (which is now referred to as NYSE Arca, Inc.) and PCX Equities, Inc. (which is now referred to as NYSE Arca Equities, Inc.). Upon completion of that transaction, NYSE Arca's continued ownership of certain of its registered broker-dealer subsidiaries and subsidiaries that hold exchange trading permits would have caused NYSE Arca to exceed certain ownership and voting limitations to which it was subject, absent specific approvals from the SEC. Consequently, the SEC approved a rule proposal that limits the conduct of NYSE Arca's business following the acquisition the main terms of which are described below:

  •
  Divestiture of Wave Securities.    NYSE Arca was permitted to own and operate its wholly owned subsidiary Wave Securities, L.L.C., a registered broker-dealer, only until the closing of Archipelago's merger with NYSE. On March 3, 2006, NYSE Arca completed the sale of Wave Securities to Merrill Lynch & Co. Wave Securities offered agency brokerage services to institutional customers seeking to gain access to NYSE Arca and other market centers electronically.

  •
  Outbound Router Function.    Archipelago Securities, LLC, one of our wholly owned subsidiaries, is a registered broker-dealer, a member of the NASD, and an exchange trading permit holder. Archipelago Securities currently provides an optional routing service for NYSE Arca to route orders to other market centers from NYSE Arca (we refer to this service as the "Outbound Router function"). The SEC approved Archipelago Securities to be a facility of NYSE Arca, subject to certain conditions, including that Archipelago Securities will not engage in any business other than its Outbound Router function (including, in that function, the self-clearing functions that it currently performs for trades with respect to orders routed to other market centers).

  •
  Inbound Router Function.    Archipelago Trading Services, Inc., one of our wholly owned subsidiaries, is also a registered broker-dealer and a member of the NASD. Archipelago Trading acts as an introducing broker for non-ETP Holder broker-dealer customers for securities traded on NYSE Arca (we refer to this service as the "Inbound Router function"). The SEC granted temporary approval until the closing of the merger of the NYSE and Archipelago for us to continue to own and operate the Inbound Router function of Archipelago Trading. NYSE Arca sold Archipelago Brokerage Services, L.L.C., a wholly owned subsidiary which will operate the inbound routing executive services formerly executed by Archipelago Trading and certain Wave customer accounts, to Order Execution Services Holdings, Inc. on March 2, 2006.

  •
  Terra Nova.    The SEC has also granted a temporary exception until May 15, 2006 for Gerald D. Putnam, our president and co-chief operating officer, to continue, subject to certain conditions, to indirectly beneficially own, through TAL Financial Services, LLC ("TFS"), in excess of 5% of Terra Nova Trading, L.L.C. ("TNT"), a registered broker-dealer, a member of the NASD, and an equities trading permit holder for trading on NYSE Arca, and to serve on the management committee of TFS, the owner of TNT.

  •
  Alternative Trading System.    In addition to its Inbound Router function, Archipelago Trading Services operates an alternative trading system for trading in over-the-counter bulletin board securities (the "ATS OTC function"). The SEC approved a NYSE Arca rule proposal that permitted us to continue to own and operate the ATS OTC function of Archipelago Trading Services for a period of 60 days following the closing of the PCX Holdings acquisition. We intend to obtain permanent approval of the ATS OTC function.

Our Technology and Intellectual Property

  Technology

        The NYSE and NYSE Arca each employs a wide range of technologies which are crucial to our business. Technology enables us to maintain our competitive position and regulatory effectiveness and the confidence of our investors in the reliability and integrity of our trading platforms and markets. We are committed to the ongoing development, maintenance and use of technology and to providing our customers with technological solutions. Our technology is subject to oversight by the SEC, through the SEC's Automation Review Program.

        In 2005, across all information technology categories inclusive of software development and network and data center infrastructure, the NYSE incurred, on an operating basis, information technology expense of approximately $362 million and capital investments totaled approximately $52 million.

        Our technological initiatives are focused on satisfying each of the objectives set forth below:

  •
  Functionality—our business-driven requirements should be delivered on time and with minimal defects;

  •
  Performance—our systems should provide fast, competitive response times;

  •
  Capacity/Scalability—our systems should be capable of supporting present needs and expanding to meet projected demands;

  •
  Reliability—the availability and performance should satisfy our goals and objectives; and

  •
  Total cost of ownership—our systems and operating environment should be managed with a competitive cost structure.

        Our position in the capital markets requires substantial investments in business continuity, including back-up data centers, back-up trading floors and physical and information security. These investments have increased substantially following the terrorist attacks of September 11, 2001. Business drivers for our technology investments include:

  •
  continual functional and performance improvements to our execution services and information products to address customer needs and the evolving competitive trading environment;

  •
  state of the art regulatory technology in support of market surveillance, member organization regulation and enforcement;

  •
  the expectations for excellent systems reliability and resiliency to maintain investor trust and confidence;

  •
  substantial investments in systems capacity to ensure that the market can maintain investor access to the market during very unusual peaks in trading activity; and

  •
  competitive cost structures for our systems and operating infrastructure.

  Data Centers

        To enhance the capacity and reliability of our systems, we have established data centers located in Chicago, Illinois, New York, New York, San Francisco, California, and Northern New Jersey totaling approximately 125,000 square feet in size. We help ensure the integrity of our data network through a variety of methods, including access restrictions and firewalls. We monitor traffic and components of our data network, and we use an application to detect network intrusions and monitor external traffic. Customer circuits and routers are monitored around the clock and anomalies in customer circuits are reported to our staff and carrier support personnel for resolution.

  NYSE Trading Technology

        The NYSE's trading systems include the following major components:

  •
  Display Book®, which is a high-performance trading system used for automatic quotation of incoming limit orders and the NYSE Direct+® automatic execution service. It also provides a set of tools that are used by specialists and their trading assistants to keep track of all incoming market and limit orders and provide information display, order management capabilities, research tools, trade execution, access to regional exchanges and quote dissemination;

  •
  NYSE Direct+®, which is an automatic-execution service for non-Exchange Traded Funds (or ETF) limit orders of up to 1,099 shares (with a maximum supported order size of 3,000,000 shares for exchange traded funds (or ETFs) and similar securities) that enables users to opt for an immediate execution at the best bid or offer, without a fee and with anonymity and speed;

  •
  SuperDot®, which is a system that processes approximately 99% of electronic market and limit orders received from member organizations and routes them to broker systems or Display Book®;

  •
  Broker Booth Support System®, which is a full-service order management system supporting straight-through electronic order processing and reporting for member organizations on the floor of the NYSE;

  •
  Common Message Switch, which provides member organization access to the NYSE's order processing systems for routing and processing of orders that are destined for the Display Book® system or the Broker Booth Support System®;

  •
  NYSE e-Broker® Handheld Data Devices, which are mobile wireless handheld devices running the NYSE e-Broker application that permits member organizations on the floor to receive orders, access the Display Book®, report transactions on the floor, and generate messages to customers regarding current market conditions; and

  •
  SFTISM, a product of SIAC, which offers financial institutions a resilient connection to the NYSE through a diversified set of major telecommunications providers. SFTISM offers designated access points throughout the U.S. and through a highly resilient and redundant infrastructure that routes around failed circuits automatically. Network security is provided by a multi-tier security architecture known as NYSE Common Access Point®, which allows secure external access to all NYSE products and services.

  NYSE Arca Electronic Trading Technology

        Trading Platform.    NYSE Arca operates its electronic trading platform on mid-range Sun Microsystems servers. Our industry leading system is designed to accept up to 16,000 orders per second and to provide up to 1,000 simultaneous customer connections. During 2005, our system handled an average of approximately 38.1 million orders daily and 3.5 million trades daily, with a capacity to handle 20.0 million trades daily.

        Connection Options.    Customers can connect to NYSE Arca through a wide variety of order management systems, third party private networks and service bureaus.

        Interface options.    We offer our customers different ways of interfacing with NYSE Arca. These include FIX Gateway Interface and RealTick® Interface. Through the FIX Gateway, our customers can access NYSE Arca using their existing trading system and third party vendors. The Financial Information eXchange (FIX) protocol is a messaging standard developed specifically for real-time electronic exchange of securities trading information. NYSE Arca confirms a customer's FIX connectivity through NYSE Arca Certification Testing.

  Intellectual Property

        We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States and in foreign countries. We have registered many of our most important trademarks in the United States and in foreign countries. These include "New York Stock Exchange," "NYSE," "The Big Board," "NYSE Composite Index," "The World Puts Its Stock In Us," "Archipelago," "ArcaEx," "Archipelago Exchange," "Pacific Exchange," and images of the NYSE Trading Floor and building façade. Registration applications for some of these marks are pending in the United States and in foreign countries.

        In addition, we own a number of registered U.S. trademarks or service marks which are used in our operations. There are also a number of pending applications.

        We hold the rights to a number of patents, and have made a number of patent applications. However, we do not engage in any material licensing of these patents nor are these patents, individually or in the aggregate, material to our business operations.

        We own the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, web sites, advertisements, educational material, graphic presentations and other literature, both textual and electronic.

Our Employees

        As of February 28, 2006, we employed 1,975 full-time equivalent employees (excluding employees of SIAC). Approximately 170 of our employees are represented by the Office and Professional Employees International Union, Local 153. This number accounts for approximately 8.6% of our employees. Office and Professional Employees International Union, Local 153 represents clerical and facilities employees who are located at the New York Stock Exchange in New York, New York. The most recent collective bargaining agreement expired on November 5, 2005, and was extended through December 15, 2005. To date, no agreement on a further extension or successor has been reached. On February 15, 2006, a last and final offer for a successor agreement was presented to Office and Professional Employees International Union, Local 153. A successor agreement, or lack thereof, could cause our operating costs to increase, or, if no agreement is reached, our operations possibly could be disrupted. Overall, we consider our relations with our employees to be good.

INDUSTRY OVERVIEW

General

  Traditional Market Centers

        The U.S. capital markets consist of several market centers that systematically bring together buyers and sellers for the purpose of buying and selling securities. Generally, market centers are typified by the type of security products listed for trading on the market. Historically, stock markets like the NYSE operated primarily on a trading floor with all trades in a particular stock taking place in a specific place on the floor through or under the supervision of a designated dealer known as a specialist. A specialist oversees trading and is required to maintain a fair and orderly market, acting as both a market maker and auctioneer.

        In 1971, the National Association of Securities Dealers Automated Quotation system, or Nasdaq, an electronic quotation network without a physical trading floor, was introduced as an enhancement of the traditional telephone-based over-the-counter market.

  Electronic Trading

        In 1996, the SEC adopted the order handling rules which allowed a number of electronic trading systems (including the Archipelago ECN, the precursor of ArcaEx and NYSE Arca), to emerge and compete with traditional market centers. These electronic networks included ECNs and other alternative trading systems, which provide an efficient means of access to market centers. Innovations in technology and telecommunications have increased the speed of communications and the availability of information, facilitated the globalization of commerce, and lowered transaction costs. New methods enable investors to access and participate in the equity securities markets more easily and quickly and less expensively. These developments, combined with the implementation of the order handling rules, have led to significant growth in electronic trading. However, the impact of electronic trading has been varied with respect to NYSE-listed equity securities and Nasdaq-listed equity securities. Electronic trading has thus far had a more significant impact on the market structure of the Nasdaq market and today much of the volume in Nasdaq listed securities is handled by electronic trading systems like NYSE Arca. However, electronic trading in NYSE-listed securities continues to grow on NYSE Direct+®, competing crossing systems and ECNs.

  Recent Trends and Developments

        In recent years, there have been a number of strategic alliances and consolidations among stock market participants, including Archipelago's merger with REDIBook ECN LLC and acquisition of PCX Holdings, Nasdaq's acquisition of both INET and Brut, LLC, and the merger of the NYSE and NYSE Arca.

        In addition, there has been a recent trend among some large banks and brokerage firms of investing in securities market centers and ECNs including:

  •
  In June and August 2005, Merrill Lynch, Citadel Derivatives Group LLC, Citigroup, Credit Suisse, Morgan Stanley and UBS acquired stakes in the Philadelphia Stock Exchange, Inc.

  •
  On August 25, 2005, the Boston Stock Exchange announced the formation of a joint venture with Fidelity Brokerage Co., Lehman Brothers Holdings Inc., Credit Suisse and Citigroup to launch an electronic stock exchange to be named the Boston Equities Exchange, or BeX.

  •
  In January 2006, Citigroup announced the purchase of OnTrade, Inc., an ECN, which it intends to use to develop an electronic stock transaction network expected to launch during the first half of 2006.

        Also, the SEC recently approved Nasdaq Stock Market Inc.'s application to operate as a national securities exchange, allowing it to separate from its longtime regulator and owner, the NASD. Nasdaq will now be permitted to operate a new subsidiary, the Nasdaq Stock Market, as an SRO. Operating as an exchange means the Nasdaq Stock Market will function according to its own trading, listing, membership and other rules, with its own members and its own regulations.

U.S. Equities Market

  Trading Environment

        Over the long term, the U.S. equities markets have experienced a steady growth in trading volumes, although growth has been interrupted, from time to time, by volume declines resulting from weak economic performance and related factors.

        For example, from 1995 to 2000, the major U.S. equities market indices experienced substantial growth. The growth in equity trading volumes resulted from a number of factors, including strong economic conditions and new methods for investing. Technological innovation, including the increasing importance of electronic trading platforms and the resulting drop in transaction costs, has further stimulated trading activity. New technology also allowed development of high-volume electronic trading strategies, which have helped increase daily trading volumes.

        This period of growth was followed by a period of severe decline and significant volatility in the prices of equity securities between 2000 and early 2003. The weak and uncertain economic climate, combined with corporate governance and accounting concerns, contributed to generally lower equity securities prices, decreased corporate activity, increased market volatility, and a generally more difficult business environment. In 2003, however, overall volume in U.S. equity markets increased slightly, and this trend continued in 2004 and 2005. Trading volumes in U.S. equity markets increased by 6.9% in 2004 compared to 2003, and total volumes increased another 5.9% in 2005 compared to 2004. Consolidated volumes in NYSE-listed securities increased 4.9% in 2004 compared to 2003, and 12.8% in 2005 compared to 2004. Nasdaq trading volume increased by 7.7% between 2003 and 2004, yet it declined by 0.2% in 2005 compared to 2004. Prices strengthened in 2003 and 2004, and the major U.S. equity market indices posted back-to-back yearly gains for the first time since 1999. However, in 2005, the Dow Jones Industrial Average decreased 0.6%, while the Nasdaq Composite Index gained 1.4%, the S&P 500 Stock Index added 3.0% and the NYSE Composite Index rose 7.0%.

  Trading in NYSE-Listed Securities

        The market centers that execute and report trades in NYSE-listed securities through the Consolidated Tape Association Plan ("CTA Plan") include the NYSE, NYSE Arca, the AMEX, the Boston Stock Exchange, the Chicago Stock Exchange, the Chicago Board Options Exchange, the National Stock Exchange, Nasdaq Stock Market (which at present reports executions in listed securities effected off of exchanges as well as activity on the Nasdaq Market Center, INET and Brut, LLC) and the Philadelphia Stock Exchange. These market centers, as well as ECNs and other market participants, have access to the Intermarket Trading System ("ITS"), enabling them to route trading interest (through ITS) to publicly displayed quotes in all ITS participant markets trading U.S. exchange-listed stocks.

        The NYSE, like other floor-based exchanges, is an auction driven marketplace and trading is conducted in a single physical location with a single specialist in each stock and floor brokers executing customer orders in a continuous market. The specialist is required to maintain a fair and orderly market, acting as a full-time liquidity provider and dampening price volatility by using capital, subject to stabilization rules to buy or sell against the prevailing trend. In contrast, NYSE Arca and other electronic market centers do not maintain a physical trading floor, and instead link traders to multiple

U.S. market centers electronically. However, certain of these electronic market centers, such as NYSE Arca, also employ an auction-driven order execution structure.

        Floor based exchanges are, to varying degrees, integrating electronic trading into their floor based models. Approximately 11.4% of the NYSE's total trading volume for the year ended December 31, 2005 was executed electronically on NYSE Direct+®, our electronic trading platform. Electronic trading on the NYSE is expected to increase with the implementation of the NYSE Hybrid MarketSM, which is intended to combine the best features of auction markets and electronic markets. The NYSE Hybrid MarketSM is intended to provide investors greater access, faster executions and more trading choices through greater use of technology, while enhancing the benefits provided by specialists and floor brokers. For a more detailed discussion of the NYSE Hybrid MarketSM, see "—Business—Information About the NYSE—The NYSE Hybrid Market Initiative."

  Trading in Nasdaq Listed Securities

        The market centers that execute and report trades in Nasdaq-listed securities through the Nasdaq OTC/UTP Plan include the Nasdaq Stock Market, NYSE Arca, AMEX, the Chicago Stock Exchange, the Boston Stock Exchange, the National Stock Exchange, the Philadelphia Stock Exchange and the NASD's Alternative Display Facility (which is a quoting and trading facility only). The unlisted trading privilege ("UTP"), is a right, provided by the Exchange Act, that permits securities listed on any national securities exchange to be traded by other such exchanges. The NYSE is not a participant in the OTC/UTP Plan and, as such, does not provide access for trading Nasdaq listed securities; however, access is available through NYSE Arca.

        Trading in Nasdaq-listed securities is conducted among a group of electronic and floor-based markets. Nasdaq also uses a decentralized multiple market maker model where market makers can internalize order flow (or fill an order with the market maker's own inventory). A number of electronic trading systems emerged during the mid-1990s as regulatory changes and technology advances paved the way for ECNs, including the Archipelago ECN, the predecessor to NYSE Arca, to compete with Nasdaq. The technology capabilities of ECNs provided benefits including fast automated execution, certainty, anonymity and low-cost trading. Greater connectivity and smart order routing allowed for order flow to migrate more freely across competing market venues. In addition, growing volumes in the most liquid Nasdaq stocks enabled more trades to match on electronic agency systems without dealer intervention. These developments led to dramatic growth in electronic trading and resulted in a shift in liquidity away from Nasdaq toward ECNs, particularly in the most actively traded Nasdaq listed stocks. Intense competition for order flow among participants led to significant pricing pressure, including lower transaction fees and the introduction of "liquidity payments" to customers who added system liquidity by posting buy orders or sell orders.

        The key factor in the growth of competition in Nasdaq-listed securities was the SEC's adoption of the order handling rules in 1996. These rules provide a specified role for qualified ECNs. The order handling rules deal specifically with the processing of limit orders, which are orders with an associated limit price above which a buyer, or below which a seller, will not trade. Under the order handling rules, a market maker that receives a limit order better than its own published quote, or at the same price as its published quote for more than a de minimis size, must generally execute the order, incorporate the limit order price into its published quote or pass the order on to an ECN for public display and execution access. The rules created opportunities for the development of qualified ECNs, including NYSE Arca, to which Nasdaq market makers could route certain customer limit orders in order to comply with the new rules. For this reason, and due to the other benefits of an electronic platform, such as faster execution and anonymity, qualified ECNs began to evolve as alternative trading venues for trade execution.

  Listing Services

        Registered national securities exchanges also provide issuer listing services that provide a venue where issuers may list their securities for trading. Although the regional exchanges provide a listing venue, the primary U.S. markets for issuers to list are the NYSE and Nasdaq Stock Market, and, to a lesser extent, AMEX. Only registered national securities exchanges are permitted to provide a listing venue for issuers.

        The NYSE has the highest overall listing standards of any securities marketplace. In 2005, the NYSE obtained over 90% of all domestic initial public offerings that qualified to list under the NYSE's standards, as measured by the aggregate proceeds raised by companies listing on U.S. exchanges. Building on the NYSE's premier brand and listing business, we plan to generate new revenue from the development of a listings venue on NYSE Arca for smaller-cap firms that do not initially qualify for the NYSE's listing standards. We estimate that approximately two-thirds of the companies that currently list on Nasdaq do not meet the NYSE's listing requirements. The creation of an NYSE Arca listings platform will provide us with an opportunity to target a select universe of these companies, which historically have not had the choice to list on a platform affiliated with the NYSE.

  Market Data Services

        Registered national securities exchanges also participate in the collection, consolidation and dissemination of trade and quote data and earn revenue generated from the sale of such data. These fees are referred to as "tape fees." Market data fees are distributed among exchange participants pursuant to the terms of the various national market system plans—the CTA Plan and CQ Plan in NYSE- and AMEX-listed securities, and the Nasdaq OTC/UTP Plan in Nasdaq listed stocks. Under the CTA Plan and CQ Plan, after costs are deducted, market data fees are distributed among participants based on their respective number of trades. Under the OTC/UTP Plan in Nasdaq listed stocks, after costs are deducted, market data fees are distributed among participants based on their respective number of shares and trades. The NYSE participates only in the CTA Plan and CQ Plan, and is currently not a UTP Plan participant. NYSE Arca is a member of the CTA Plan and CQ Plan, and the Nasdaq OTC/UTP Plan and shares in the revenue generated from each of these plans.

        In addition to sharing revenue generated by the sale of consolidated market data under the data plans, these registered national securities exchanges sell other proprietary data to vendors and market participants. Certain exchanges also have established programs to share the market data revenue they receive with market participants that report trades to them in AMEX-listed and Nasdaq listed securities to compete for order flow.

        Regulation NMS, which is discussed below, will update the formulas for allocating revenue derived from market data fees by, among other things, including a component that reflects quoting activity and eliminating allocations for manual quotes. Regulation NMS also requires the creation of advisory committees composed of non-SRO representatives to the data plans, and authorizes market centers to distribute their own trade data independently of the data plans.

  Regulation NMS

        In April 2005, a new series of market reform proposals, collectively known as Regulation NMS, were adopted by the SEC. Regulation NMS will govern certain aspects of trading on securities market centers, and its provisions are scheduled to become effective at various points throughout 2006. Regulation NMS is designed to modernize the regulatory structure and create greater uniformity in the U.S. equity markets. Regulation NMS could have a significant impact on the industry. For a detailed discussion of the provisions of Regulation NMS, see "—Regulation—Recent Regulatory Developments."

U.S. Equity Options Markets

        The market for trading U.S. equity options has increased dramatically over the past 10 years at a compound annual growth rate of 22.9% from 1995 to 2005, with average daily contract volumes increasing 26.3% in 2005, according to the Options Clearing Corporation. Various factors have contributed to the growth in options trading volumes including increasing investor awareness and broader participation, rising electronic trading and technology deployment, tighter spreads and lower transaction fees, and deeper liquidity. In recent years, trading options has become faster, cheaper, more transparent and more efficient.

        There are currently six U.S. equity options exchanges competing for order flow (or orders committed to a particular market) in many of the same equity options products. The original four traditional floor-based options exchanges include AMEX, the Chicago Board Options Exchange, the Pacific Exchange and the Philadelphia Stock Exchange. In January 2005, Archipelago entered into an agreement to acquire the parent company of the Pacific Exchange. The other two U.S. equity options exchanges are the International Securities Exchange and the Boston Options Exchange, which are fully electronic exchanges. Nasdaq has announced its intention to allow customers to route options orders to major option exchanges by the first quarter of 2006. Nasdaq's proposed service is not expected to provide for option order matching. Rather, it is expected only to distribute orders to other U.S. option markets, such as NYSE Arca, for execution.

        All of the traditional floor based exchanges have adopted hybrid models, incorporating greater electronic trading capabilities to complement floor trading and improve access for customers, broker/dealers and market makers. For example, in October 2003, NYSE Arca introduced its PCX PLUS electronic platform to accommodate independent quotes from market makers.

        The SEC regulates the options industry. It is a requirement under the Options Intermarket Linkage Plan and SRO rules that options exchanges avoid executing trades at prices inferior to the best available price, called a "trade through." In early 2003, options exchanges began sending orders through an intermarket linkage that is governed by the Options Intermarket Linkage Plan and is designed to facilitate the routing of orders between exchanges and improve execution quality.

        Greater competition among equity options markets since 1999 has resulted in a proliferation of incentive arrangements, including payment for order flow. Recently, NYSE Arca announced plans to initiate a pilot program to begin quoting and trading listed options in certain ETFs in penny increments, instead of five or ten cent increments, subject to SEC approval. The move to penny pricing could have a significant impact on the competitive environment as orders are directed to the markets with the most aggressive quotes. The change may also add significant quote traffic and require substantial additional bandwidth capacity. The impact of penny pricing in options has been the subject of significant debate, and this proposal may not be approved by the SEC in the near future. For further discussion of the potential effect of the SEC rejecting this proposal, see "Item 1A. Risk Factors—Risks Relating to Our Business—NYSE Arca has had discussions with SEC staff regarding a potential pilot program to trade and quote options on certain ETFs in penny increments, but any proposal that NYSE Arca may make on this issue may be denied by the SEC."

U.S. Fixed Income Markets

        In contrast to the equity and options markets, the fixed income markets are more fragmented and opaque. Historically, the fixed income markets have traded over-the-counter with institutional investors and broker-dealers executing transactions via telephone and fixed income securities changing hands through intermediaries known as inter-dealer brokers. Electronic fixed income securities trading systems have emerged and are creating more centralization, improving transparency and increasing the speed of execution. These systems operate as quasi-exchanges defined by centralization of orders, more open market information and more standardized rules. Currently, much of the electronic trading in fixed income securities occurs in the highly liquid U.S. Treasuries market. Voice brokering remains more prominent in other fixed income securities markets, such as corporate and municipal bonds.

        The NYSE was an early pioneer in providing electronic fixed income trading through the Automated Bond System (ABS), which was launched in 1977. Most ABS volume is in odd-lot corporate bonds, but the system also offers trading in convertible, government and municipal bond trading. ABS is an order-driven system that allows broker-dealers to trade directly with each other on an electronic basis, with real-time reporting of all quotations, trade prices, and quantities. These broker-dealer clients represent the principal source of secondary market liquidity in sovereign and corporate bonds.

        Key competitors to ABS include inter dealer brokers that conduct business over the telephone and electronically, other multi-dealer trading companies and electronic trading venues such as MarketAxess and BondDesk. Currently, only bonds that are listed companies that meet our bond listing standards are eligible for trading on the NYSE's ABS system, which has limited ABS growth in recent years, with the total value traded on ABS at $917 million in 2005, compared to $1.3 billion in 2004 and $2.5 billion in 2003.

        On July 8, 2005, the SEC published for comment a proposed rule change that, if approved, would allow the NYSE to trade a substantially greater inventory of corporate bonds on ABS since bonds would not be required to be listed in order to be traded, and would therefore render most of the corporate bonds issued by NYSE-listed equity issuers and their wholly owned subsidiaries eligible for trading on the NYSE's ABS system. The comment period ended on August 15, 2005, and the NYSE is awaiting further comment from the SEC on the proposal.

Additional Market Trends and Developments

        The following are additional market trends and developments that are common to all of these markets:

  •
  Globalization. One of the most significant industry developments is the globalization of world markets. The growth of global capital markets, combined with the emergence of ECNs and other trading networks, has posed a significant challenge to all exchanges and has resulted in greater competition for listing and trade execution among markets in different geographical areas. Financial institutions, investment firms and other financial intermediaries increasingly trade across national boundaries, in numerous markets and asset classes, outside traditional exchanges and even directly among themselves. This has led to increased competition between domestic exchanges within the United States, and between domestic and international exchanges, and to a demand for increased technological and regulatory cooperation between market centers in different jurisdictions.

  •
  Demutualization and Consolidation. Another common trend in the industry is demutualization and consolidation of market centers. In recent years, many market centers in both Europe and the United States (such as the London Stock Exchange and Nasdaq) have demutualized to provide greater flexibility for future growth. In addition, the number of new market entrants, the need to respond to the globalization of capital markets, and the desire to provide cross-border services to clients has led to a series of consolidations, both in the United States and abroad. For example, three exchanges in Paris, Brussels and Amsterdam combined in 2000 to create Euronext N.V., the first cross-border European exchange. In 2002, Euronext acquired LIFFE (the London International Financial Futures and Options Exchange) and BVLP (Bolsa de Valores de Lisboa), a Portuguese exchange. U.S. consolidation has largely been among participants in the cash equity markets, while some foreign exchanges have been combining across equity and derivatives markets and moving to a multi-product business model to broaden their revenue sources. In the United States, the major stock and derivatives markets remain separate, though customers, including the NYSE's customers, are increasingly seeking multi-asset class execution products.

  •
  Regulatory and Governance Changes. As mentioned above, Regulation NMS mandates a number of changes that could have a significant impact on the industry. See "—Regulation—Recent Regulatory Developments." There have also been changes in corporate governance standards that have affected the industry. Both regulators and the investing public have demanded greater transparency and stronger corporate governance in the securities industry.

Competition

        The securities markets are intensely competitive, and competition may be expected to further intensify. We have numerous aggressive competitors, both domestically and around the world. We compete with other exchanges and markets, ECNs, market-makers and other execution venues based on various factors including best price, depth of liquidity, all-in cost, anonymity, speed, functionality and certainty of execution. In addition to competition for order flow, we compete with other exchanges and markets for listings, and we also compete in the market data products arena. Because some of our prospective competitors are not registered securities exchanges, they operate with less regulatory oversight than we do, enabling them to move with greater agility in response to changes in the markets or economic environment.

        Equity Securities Trading.    Our principal domestic competitors for trading listed equity securities include Nasdaq, AMEX and regional exchanges such as the Chicago Stock Exchange, the Boston Stock Exchange and the Philadelphia Stock Exchange. We also compete with ECNs and alternative trading systems such as POSIT, Pipeline Trading and Liquidnet. In addition, we also face competition for trading securities from broker-dealers, including some of our largest customers, that internalize order flow. Internalization of order flow occurs when a broker-dealer trades against its own customers' orders, thus decreasing trading volume on public securities markets. See "Item 1A. Risk Factors—Risks Relating to Our Business—We face numerous competitors, including both U.S. based and non-U.S. based competitors."

        In recent years, the pricing model for trade execution for equity securities has changed in response to competitive market conditions. For example, in an effort to capture a greater share of the trading of Nasdaq-listed securities, for a brief period of time beginning in late 2004, Nasdaq aggressively discounted or eliminated fees for its high-volume customers (customers providing more than a daily average of 20 million shares) in return for certain trading activity on its systems. This aggressive pricing strategy significantly decreased Nasdaq's profit margin for this period of time and contributed in part to a slight decline in NYSE Arca's share of trading of Nasdaq listed securities in 2005.

        However, as of February 1, 2006, Nasdaq has changed its fee structure and dramatically increased the threshold levels required for high volume customers to qualify for Nasdaq's discounted fee structure. As a result, we anticipate fewer high volume customers will be able to qualify for Nasdaq's discounted pricing structure and more customers will be subject to Nasdaq's standard fees, which are comparable to those charged by NYSE Arca.

        Our current competition may intensify if the consolidation trend in the securities industry continues and other industry participants form joint ventures or consortia to provide services similar to those that we provide, or become competitive with us through acquisitions. In particular, Nasdaq completed its acquisition of INET, an ECN, on December 8, 2005. This combination resulted in a substantial combined trading share of Nasdaq-listed trading volume. We may also face competition from new entrants into the markets in which we compete, or from new initiatives from existing market participants, including established securities exchanges. For example:

  •
  In June and August 2005, the Philadelphia Stock Exchange entered into strategic alliances with Merrill Lynch, Citadel Derivatives Group LLC, Citigroup, Credit Suisse, Morgan Stanley and UBS. According to the Philadelphia Stock Exchange, these investments will advance its goal of growing its business and technology.

  •
  On August 25, 2005, the Boston Stock Exchange announced its intention to launch a new stock trading network called the Boston Equities Exchange, or BeX, in connection with a joint venture entered into with Fidelity Brokerage Co., Lehman Brothers Holdings Inc., Credit Suisse and Citigroup.

  •
  In August 2005, Nasdaq announced its intention to allow customers to route options orders to major options exchanges by the first quarter of 2006.

  •
  On November 17, 2005 the International Securities Exchange, Inc. ("ISE"), a U.S. equity options exchange, joined the OTC/UTP Plan, which will allow the ISE to enter into the equities trading market and to trade Nasdaq listed securities. On November 10, 2005 the ISE also announced its intention to join the CTA Plan and CQ Plan, which will allow the ISE to trade NYSE and AMEX-listed securities.

  •
  In January 2006, BATS Trading, Inc., a company located in Kansas City, launched a new alternative trading system.

  •
  In January 2006, Citigroup acquired OnTrade Inc., an electronic communications network and announced its intention to use OnTrade to launch its own electronic stock trading network during the first half of 2006.

  •
  On March 10, 2006 Nasdaq made a bid for the London Stock Exchange (which was subsequently withdrawn).

        Listings.    Our principal domestic competitors for corporate listings include Nasdaq and AMEX. In addition, we face competition for listings of non-U.S. issuers from a number of non-U.S. stock exchanges, most prominently the London Stock Exchange and the Hong Kong Stock Exchange, as well as Euronext N.V., Deutsche Börse Group, and exchanges in Tokyo, Hong Kong, Singapore and Australia.

        Although the NYSE has continued to enjoy its traditional level of success in the business of listing companies new to the market, competition in this area has increased substantially in recent years. For example, Nasdaq recently unveiled plans to create new tiers of listing standards for its listed companies to help it better compete with the NYSE; Nasdaq plans to launch its new Nasdaq Global Select Market on July 1, 2006. In addition, in an effort to increase the services offered to its listed companies, Nasdaq recently acquired both Shareholder.com, an investor relations firm, and Carpenter Moore, an insurance brokerage firm, and also established a joint venture to develop independent research for its listed companies. As a result of this heightened competition, the NYSE has had to devote increased resources to the business. In addition, other listings, such as structured products and ETFs, have traditionally been less of a focus, and other markets, particularly AMEX, have emphasized these listing niches.

        The NYSE also competes for transfer listings (which are listings of companies that are already listed on Nasdaq or AMEX that are also eligible for listing on the NYSE). The NYSE markets the benefits of a NYSE listing to these companies. Since the beginning of 2000, the NYSE has listed 161 publicly traded companies from other U.S. markets as transfers to the NYSE. This does not include 61

ETFs that Barclays Global Investors announced in July 2005 it would transfer to the NYSE, the first 40 of which were transferred in November 2005.

        In addition, the NYSE competes with other exchanges around the world, such as the London Stock Exchange, for secondary listings of securities of non-U.S. companies. Competition for secondary listings has become increasingly intense due to legal and regulatory requirements associated with listing securities in U.S. securities markets. For example, in addition to its Main Market for issuers, the London Stock Exchange maintains the Alternative Investment Market (AIM), which is a listing platform without financial or corporate governance standards that has attracted over 1,100 issuers over the past few years, including 29 from the United States. The London Stock Exchange specifically markets AIM's ability to provide a listing platform that enables companies to bypass compliance with the Sarbanes-Oxley Act as a primary benefit of listing on AIM.

        Fixed Income and Options.    Key competitors to the NYSE in fixed income include inter dealer brokers that conduct business over the telephone and electronically, other multi-dealer trading companies and electronic trading venues such as MarketAxess and BondDesk. Our principal competitors for the trading of options are the ISE, the Chicago Board Options Exchange, Inc., AMEX, the Philadelphia Stock Exchange and the Boston Options Exchange. Options exchanges are also increasingly facing competition from internalization by broker-dealers.

REGULATION

Overview

        Federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws and regulations and is subject to Congressional oversight. The second tier consists of the regulatory responsibilities of self-regulatory organizations, or SROs, over their members. SROs are non-governmental entities that are registered with, and regulated by, the SEC.

        Securities industry SROs are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. To be a registered national securities exchange, an exchange must be able to carry out, and comply with, the purposes of the Exchange Act and the rules and regulations under the Exchange Act. In addition, as an SRO, an exchange must be able to enforce compliance by its members, and individuals associated with its members, with the provisions of the Exchange Act, the rules and regulations under the Exchange Act and its own rules.

        Broker-dealers must also register with the SEC, and member organizations must register with an SRO, submit to federal and SRO regulation, and perform various compliance and reporting functions.

        The NYSE and NYSE Arca, as national securities exchanges and SROs, are registered with, and subject to oversight by, the SEC. Accordingly, the NYSE and NYSE Arca are regulated by the SEC and, in turn, are the regulators of their member organizations. The regulatory responsibilities of both the NYSE and NYSE Arca are conducted by NYSE Regulation. For a discussion of the responsibilities and structure of NYSE Regulation see "—NYSE Regulation."

SEC Oversight

        The trading of securities in the United States is subject to vigorous regulation by the SEC, which oversees the regulatory functions of all registered securities exchanges and associations. It conducts on-site inspections through the Office of Compliance Inspections and Examinations and other divisions on a regular basis and evaluates the effectiveness of regulatory programs, making recommendations for improvements and enhancements. In particular, the SEC has broad-ranging oversight authority over the regulatory programs of the NYSE and NYSE Arca with respect to examination of member organizations, market surveillance, enforcement and compliance with listing standards. Each of the NYSE and NYSE Arca, as SROs, is potentially subject to regulatory or legal action by the SEC at any time. The SEC has broad enforcement powers, including the power to censure, fine, issue cease-and-desist orders, prohibit our exchanges from engaging in some of their businesses or suspend or revoke their designation as registered national securities exchanges. Actions by the SEC can therefore result in the imposition of additional obligations on the NYSE and NYSE Arca to expend additional money on regulatory resources and technology.

        The NYSE and NYSE Arca are subject to the record keeping requirements of Section 17 of the Exchange Act, including the requirement pursuant to Section 17(b) of the Exchange Act to make available their records to the SEC for examination.

        Section 19 of the Exchange Act provides that the NYSE and NYSE Arca must generally submit to the SEC for approval proposed changes to their respective rules, practices and procedures, including revisions of the certificate of incorporation and constitution, as applicable, of the NYSE and NYSE Arca. The SEC will typically publish the proposal for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. The SEC's action is designed to ensure that the SRO's rules and procedures are consistent with the Exchange Act and the rules and regulations under the Exchange Act.

        Although NYSE Group is not a registered SRO, it is the parent company of two SROs. As such, certain aspects of the certificate of incorporation, bylaws and structure of NYSE Group and its subsidiaries are subject to SEC oversight, including certain ownership and voting restrictions on its stockholders.

SRO Regulation of Member Organizations

        In general, SROs are responsible for regulating their members through the adoption and enforcement of rules governing the business conduct and financial responsibility of their members. Each SRO must:

  •
  carry out and comply with the purposes of the Exchange Act and the rules and regulations of the Exchange Act; and

  •
  enforce compliance by its member organizations and individuals associated with its members, with the provisions of the Exchange Act, the rules and regulations of the Exchange Act and the rules of the exchange.

        In this capacity, each SRO, such as the NYSE or NYSE Arca, acts as a regulator of its member organizations and must carry out certain regulatory activities, including:

  •
  establishing rules for the operation of the exchange;

  •
  inspecting its member organizations;

  •
  regulating market activity; and

  •
  adopting and enforcing rules governing the business conduct and financial responsibilities of its member organizations.

        The rules of the exchange must also assure fair representation of its member organizations in the selection of its directors and administration of its affairs, and, among other things, provide that one or more directors be representative of issuers and investors and not be associated with a member of the exchange or with a broker or dealer. Additionally, the rules of the exchange must be adequate to ensure fair dealing and to protect investors, and may not impose any burden on competition not necessary or appropriate in furtherance of the purposes of the Exchange Act. While these requirements are generally intended to safeguard the integrity of securities markets and the interests of public market participants, they do not specifically take into account or otherwise specifically protect the interests of NYSE Group stockholders, as such.

Recent Regulatory Developments

        In November 2004, the SEC published for comment proposed rules, known as "Regulation SRO", that would require SROs, such as the NYSE and NYSE Arca, to implement certain corporate governance, transparency, oversight and ownership rules. If adopted, the rules would require, among other things, each SRO to submit to the SEC for approval its new or amended rules no later than four months following the date of publication of the final SEC rules in the Federal Register, and the SRO's rules would be effective no later than one year after this publication and approval. The SEC also published a concept release regarding the efficacy of self-regulation by SROs. The comment period on the proposals and concept release ended in March 2005.

        In addition, on April 6, 2005, the SEC adopted Regulation NMS, which will alter in significant respects the regulatory environment governing the securities industry.

        More information on the recent regulatory developments described below, including the full text of any documents published by the SEC, may be obtained from the SEC's website at the following address: http://www.sec.gov.

  SEC Proposals Relating to Governance, Transparency, Oversight and Ownership

        The SEC's proposed rules, in "Regulation SRO", included requirements relating to the structure and procedures of SROs, including proposals concerning:

  •
  the independence of directors;

  •
  the representation of members, issuers and investors on the board of directors and standing committees of the board of directors;

  •
  the effective separation of regulatory and business functions;

  •
  the establishment of procedures to prevent use of regulatory information for non-regulatory purposes; and

  •
  periodic public disclosure and reporting.

        We do not know whether, or in what form, any of these proposals will be adopted. We have organized our corporate governance structure and ownership rules in substantial compliance with the proposed rules. However, any changes in the proposed rules or the adoption of a final Regulation SRO may result in changes to the manner in which we conduct our business and govern ourself. The new reporting rules also could, among other things, make it more difficult or more costly for us to conduct our existing businesses or enter into new businesses. All SROs will be required to comply with any rules adopted as a result of the SEC's proposals.

  SEC Concept Release

        Simultaneously with the proposals described above, the SEC published a concept release exploring the efficacy of self-regulation by SROs. The SEC noted that, while competition in the U.S. securities industry has resulted in innovation in trading, lower trading costs and increased responsiveness to customers, it has also placed greater strain on the self-regulatory system and increased the perceived or actual conflicts inherent in the SRO model between the regulation of members and the realization of profits. The concept release discusses the inherent conflicts of interest between SRO regulatory operations, and members, market operations, issuers and stockholders, the costs and inefficiencies of multiple SROs arising from multiple and sometimes overlapping rules, inspection regimes and staff, the challenges of surveillance of cross market trading by multiple SROs, the funding SROs have available for regulatory operations and the manner in which SROs allocate revenue to regulatory operations. It also analyzes a number of alternative regulatory approaches.

  Responses to SEC Proposals

        The NYSE filed two comment letters with respect to the rule proposals and concept release and Archipelago (a predecessor to NYSE Arca) filed one comment letter jointly with other securities exchanges. Some of the proposals discussed in the concept release for reallocating regulatory responsibility could reduce the NYSE's self-regulatory authority and have a significant impact on us, our business and operating results, and the efficacy of the regulation of our member organizations.

  Regulation NMS

        On April 6, 2005, the SEC adopted Regulation NMS, which is expected to significantly alter the regulatory environment governing the securities industry. The provisions of Regulation NMS are described below and include the Order Protection Rule, Access Rule, Market Data Rule and Sub-Penny Rule.

        In its final release, the SEC provided for extended compliance dates for each provision of Regulation NMS, specifically: (1) compliance with the Access Rule and Order Protection Rule will begin with a small group of representative NMS stocks (which are stocks included in the national market system that can be traded on a variety of venues, including national securities exchanges, alternative trading systems and market-making securities dealers), with the first phase beginning June 29, 2006, with all securities being subject to the rule beginning August 31, 2006; (2) compliance with the Sub-Penny Pricing Rule was extended to June 29, 2006; and (3) compliance with the Market Data Rule will begin on September 1, 2006.

        Order Protection Rule.    The Order Protection Rule modernizes "trade-through" protections, which previously applied only to exchange-listed securities. It requires trading centers to establish, maintain, and enforce written policies and procedures that are reasonably designed to prevent trade-throughs on that trading center of protected quotations and, if relying on exceptions to the Order Protection Rule, that are reasonably designated to assure compliance with the terms of the exception. To qualify for protection, a bid or offer must be a quotation in an NMS stock (which is a security, other than an option, for which transaction reports are collected, processed and made available pursuant to an effective transaction reporting plan) that:

  •
  is displayed by an automated trading center and available for automatic execution;

  •
  is disseminated pursuant to an effective national market system plan; and

  •
  is an automated quotation that is the best bid or best offer of a national securities exchange, the best bid or best offer of Nasdaq, or the best bid or best offer of a national securities association other than the best bid or best offer of Nasdaq.

        An "automated trading center" is essentially a market that executes an incoming order on an immediate basis without human intervention. A trade-through is defined as the purchase or sale of an NMS stock during regular trading hours at a price lower than a protected bid or higher than a protected offer. Displayed bids and offers not immediately accessible through automatic execution will not be protected from being traded through by any market under the Order Protection Rule. The Order Protection Rule also extends the trade-through provisions to Nasdaq-listed stocks.

        The rule that currently applies makes no distinction between quotations available immediately for automated execution and those only available for manual execution. It also does not apply to Nasdaq-listed stocks. The Order Protection Rule also includes exceptions to the trade-through provisions for various specified kinds of orders and transactions.

        Access Rule.    The Access Rule sets forth new standards governing access to quotations in NMS stocks. It requires fair and non-discriminatory access to quotations and establishes a limit on access fees to harmonize the pricing of quotations across different trading centers. Specifically, the Access Rule establishes a limit on the access fees charged by trading centers when incoming orders execute against their displayed quotes and undisplayed interests at the best bid or offer to $0.003 per share (30 cents per 100 share order) or, if the price of the best bid or offer is less than $1.00, to no more than 0.3% of the quotation price per share. The Access Rule also requires SROs to establish, maintain and enforce rules that require their members to reasonably avoid displaying quotes that lock or cross any protected quotation in an NMS stock, or manual quotations that lock or cross quotations in NMS stocks and prohibit their members from engaging in a pattern or practice of displaying quotations that lock or cross quotations. A locked market occurs when, for example, the price to buy a stock is the same as the price to sell the stock. A crossed market occurs when the price to buy a stock is higher than the price to sell the stock.

        Market Data Rules and Plans.    Regulation NMS updates the requirements for consolidating, distributing, and displaying market information, as well as amending the joint industry plans for disseminating market information to modify the formulas for allocating plan revenues and broaden participation in plan governance. The new formula allocates revenues to market centers based on the value of the quotes and trades for all securities rather than the current formula, which is based simply on the number of trades (as it relates to exchange-listed securities) or a combination of trades and shares (as it relates to Nasdaq-listed securities). The new rule gives market centers and their members the ability to distribute their own data independently with or without charging fees. However, market centers will still be required to provide their best bids and offers and last sale information for consolidated dissemination through the joint-industry plans. The Market Data Rule also requires the SROs participating in the market data consolidation systems to create advisory committees composed of non-SRO representatives to the joint industry plans.

        Sub-Penny Rule.    The Sub-Penny Rule prohibits market participants from displaying, ranking, or accepting quotations in NMS stocks that are priced in an increment of less than $0.01, unless the price of the quotation is less than $1.00.

NYSE Regulation

  Overview

        The NYSE and NYSE Arca are self-regulatory organizations, or SROs. As such, the NYSE and NYSE Arca are responsible for examining compliance with and enforcing the financial, operational and sales-practice rules and codes of conduct for members, member organizations and their employees, and have responsibility for regulatory review of their trading activities. In addition, the NYSE and NYSE Arca are responsible for enforcing compliance with their respective listing standards and corporate governance requirements by listed companies.

        The regulatory responsibilities of the NYSE and NYSE Arca are conducted by NYSE Regulation, Inc., a separate not-for-profit subsidiary of NYSE Group. NYSE Regulation consists of the following five divisions and a risk assessment unit, employing approximately 745 people as of February 28, 2006:

  •
  Listed Company Compliance;

  •
  Member Firm Regulation;

  •
  Market Surveillance;

  •
  Enforcement; and

  •
  Dispute Resolution/Arbitration.

  Activities of NYSE Regulation

        Listed Company Compliance.    The NYSE and NYSE Arca require their listed companies to meet their respective original listing criteria at listing, and to thereafter maintain continued compliance with their respective listing standards. The Listed Company Compliance division monitors and enforces compliance with these standards. The division is split into two parts:

  •
  the financial compliance group, which reviews a company's reported financial results both at the time of listing and thereafter to ensure that it meets original listing and continued-listing requirements; and

  •
  the corporate compliance group, which ensures that listed companies adhere to the highest standards of accountability and transparency, including governance requirements for configuration of corporate boards, director independence and financial competence of audit committee members.

        The rules of the NYSE and NYSE Arca regulating the original and continued listing of companies are subject to review and approval by the SEC.

        Member Firm Regulation.    The Member Firm Regulation division conducts examinations of the more than 380 member organizations of the NYSE (representing 90% of the total public customer accounts handled by broker-dealers in the United States), and more than 45 members of NYSE Arca (for which it is the designated examining authority), for financial, operations and sales-practice compliance. In addition, the Member Firm Regulation division interprets and develops NYSE rules, develops and administers various industry qualifications and examinations, and administers the NYSE's continuing education programs for registered persons in the securities industry. As the primary self-regulator for its member organizations, Member Firm Regulation seeks to minimize duplication of effort with other regulatory organizations. Whenever feasible, examinations are conducted jointly with other self-regulatory organizations or responsibilities are allocated with the objective of increasing the cost effectiveness of self-regulation.

        Market Surveillance.    The Market Surveillance division is responsible for, among other things, monitoring equity insider trading activities on the facilities of the NYSE and, with respect to NYSE Arca, equity insider trading activities and options trading activities. Such monitoring of trading activities involves both real-time and post-trade review. The Market Surveillance division reviews transactions to determine whether auction-market rules and principles are being complied with and fairly maintained, and whether such transactions involve abusive or manipulative trading practices. The Market Surveillance division uses sophisticated computer technology to detect unusual trading patterns, and the staff of the Market Surveillance division also maintains a presence on the trading floor of the NYSE. Market Surveillance makes referrals to the NYSE Enforcement division and the SEC Division of Enforcement, as appropriate.

        Enforcement.    The Enforcement division investigates and prosecutes violations of NYSE and NYSE Arca rules and U.S. federal securities laws and regulations. Enforcement cases include customer-related sales practice violations, breaches of financial and operational requirements, books and records deficiencies, reporting and supervisory violations, misconduct on the trading floor, insider trading, market manipulation and other abusive trading practices. Sources of cases for the Enforcement division include examination findings referred by the Member Firm Regulation division, surveillance reviews referred by the Market Surveillance division, arbitration referrals from the Dispute Resolution/Arbitration division, reviews of customer complaints by the Enforcement division, settlements and reporting by member organizations, referrals from the SEC and complaints by members of the investing public and securities professionals. In 2005, the Enforcement division prosecuted 196 NYSE cases, comprised of 138 actions against individuals and 58 actions against member organizations. All settlements negotiated between Enforcement and a respondent must be reviewed and approved by the Office of the Hearing Board, which is independent of NYSE Regulation management, before becoming final. Contested hearings are also conducted before hearing panels under the purview of the Hearing Board, which operates much like an administrative tribunal.

        Dispute Resolution/Arbitration.    The Dispute Resolution/Arbitration division provides a neutral forum for the resolution of securities industries disputes in more than 46 cities throughout the United States. For more than 125 years, the NYSE has used arbitration to resolve disputes between investors and member organizations/brokers and between member organizations and their employees. Arbitration enables a dispute to be resolved quickly and fairly by impartial arbitrators, who are knowledgeable and trained in the art of resolving controversy. Mediation is another dispute resolution option that the NYSE offers. This is a voluntary process in which a neutral mediator meets with the parties and attempts to help them reach a settlement. Mediation is not binding, is not adversarial and no record of the mediation is kept. NYSE Arca also provides an arbitration forum, which currently operates separately from NYSE Regulation Dispute Resolution/Arbitration.

Structure, Organization and Governance of NYSE Regulation

        NYSE Regulation has undertaken the regulatory responsibilities of the NYSE and NYSE Arca pursuant to agreements with each entity. NYSE Regulation also has an explicit agreement with NYSE Group, NYSE LLC and NYSE Market to provide adequate funding for NYSE Regulation. Moreover, under the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation.

        NYSE Regulation incorporates several structural and governance features designed to ensure its independence, given the status of NYSE Group as a for-profit and listed company. For example, the NYSE Group's certificate of incorporation contains ownership and voting limitations to prevent any stockholder from having undue control over NYSE Group (and therefore the SROs owned by NYSE Group). See our certificate of incorporation, which contains provisions that require that:

  •
  we give due regard to the preservation of the independence of the self-regulatory function of our SROs and to their obligations to investors and the general public;

  •
  we not take any action that would interfere with the effectuation of any decisions by the board of directors of our SROs relating to their regulatory functions (including disciplinary matters) or that would interfere with the ability of its SROs to carry out their respective responsibilities under the Exchange Act;

  •
  we generally keep confidential information pertaining to the self-regulatory function of our SROs that comes into our possession;

  •
  we, our directors and officers, and those of our employees whose principal place of business and residence is outside of the United States, submit irrevocably to the jurisdiction of the U.S. federal courts and the SEC for the purposes of any suit, action or proceeding pursuant to the U.S. federal securities laws, and the rules and regulations thereunder, commenced or initiated by the SEC arising out of, or relating to, the activities of its SROs; and

  •
  our directors, officers and employees, in discharging their responsibilities in such capacity, cooperate with the SEC and our SROs pursuant to their regulatory authority.

        In addition, NYSE Regulation operates as a not-for-profit entity, rather than as a for-profit entity. The chief executive officer of NYSE Regulation is also not permitted to be an officer or employee of any unit of NYSE Group other than NYSE Regulation and reports solely to the NYSE Regulation board of directors. To reduce the conflicts that arise from "self listing," NYSE Regulation is responsible for all listing compliance decisions with respect to NYSE Group as an issuer, and NYSE Regulation provides the SEC with periodic reports summarizing its monitoring of our common stock. These reports are approved by the NYSE Regulation board of directors, including a separate approval by the directors of NYSE Regulation who are not directors of NYSE Group.

        NYSE Regulation has adopted structural and governance standards in compliance with applicable U.S. federal securities laws, and in particular, Section 6 of the Exchange Act with respect to fair representation of members. Such structure and governance standards will be adjusted to comply with any rules finally adopted by the SEC following its proposals relating to governance, transparency, oversight and ownership of SROs.

        These structural and governance arrangements include the following:

  •
  NYSE Regulation is a separately incorporated, not-for-profit entity;

  •
  each director of NYSE Regulation (other than its chief executive officer) must be independent under the independence policy of the NYSE Group board of directors;

  •
  a majority of the members of the NYSE Regulation board of directors and its compensation and nominating committee must be persons who are not directors of NYSE Group; and

        NYSE Regulation funds its programs, including surveillance, examination, testing and continuing education services, through fees assessed directly on member organizations. NYSE Regulation is also compensated for the regulatory services provided to the NYSE and NYSE Arca pursuant to agreements with each entity.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

We face numerous competitors, including both U.S.-based and non-U.S.-based competitors.

        We face significant competition, and expect competition to continue to intensify for securities trading and listings. Our competitors and prospective competitors, both domestically and around the world, are numerous and include both traditional and non-traditional execution and listings venues.

        We compete with U.S.-based and non-U.S.-based markets, ECNs and other alternative trading systems, market-makers and other execution venues. We also face competition from broker-dealers, some of which are the NYSE's largest customers, that internalize order flow. Internalization of order flow occurs when a broker-dealer trades against or matches its own customers' orders, extracting liquidity from the public market and decreasing trading volume in the public domain.

        We compete with other market participants in a variety of ways, including the cost, quality and speed of trade execution, the functionality, ease of use and performance of trading systems, the range of products and services offered to trading participants and listed companies, technological innovation and reputation. Our competitors may:

  •
  respond more quickly to competitive pressures because they are not subject to the same degree of regulatory oversight as we are;

  •
  develop products that are preferred by our customers;

  •
  price their products and services more competitively;

  •
  develop and expand their network infrastructure and service offerings more efficiently;

  •
  utilize faster, more user-friendly technology;

  •
  consolidate and form alliances, which may create greater liquidity, lower costs and better pricing than we are able to offer;

  •
  market, promote and sell their products and services more effectively; and

  •
  better leverage existing relationships with customers and alliance partners or better exploit brand names to market and sell their services.

        We may also face competition from new entrants into the markets in which we compete. The emergence of new competitors may increase price competition and reduce margins for all existing securities markets, including ours. New entrants may include new alternative trading systems and new initiatives by existing market participants, including established securities markets or exchanges, and current customers of the NYSE and NYSE Arca that may internalize some of their order flow in the future.

        As a result of this competition, the NYSE's share of trading in NYSE-listed securities has recently declined, although the NYSE's overall trading volume in these securities has increased during this time period. If the growth in the NYSE's overall trading volume does not adequately offset any decline in the NYSE's share of trading, or if the decline in the NYSE's share of trading makes the NYSE's market appear to be less liquid, then our financial condition and operating results will be adversely affected. For a discussion of the competitive environment in which we operate, see "Item 1. Business—Industry Overview—Competition."

Globalization, growth, consolidations and other strategic arrangements may impair our competitive position.

        The liberalization and globalization of world markets have resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, the competition among U.S.-based and non-U.S.-based markets and other execution venues has become more intense.

        In addition, in the last several years, the structure of the securities industry has changed significantly through demutualizations and consolidations. In response to growing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The securities industry is also experiencing consolidation, creating a more intense competitive environment. In particular, Nasdaq recently completed its acquisition of INET ECN ("INET"). Both the Philadelphia Stock Exchange, Inc. and Boston Stock Exchange, Inc. have also recently entered into investment agreements with other participants in the securities industry, with the objective of enabling them to better compete with other exchanges. In addition, there have been a number of recent attempts by more than one European exchange to acquire the London Stock Exchange. In addition, Nasdaq made a takeover bid for the London Stock Exchange on March 10, 2006 (although this bid was subsequently withdrawn). While we intend to pursue strategic acquisitions and alliances to enhance our global competitive position, the market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the securities industry, which may adversely affect our ability to find acquisition targets or strategic partners that fit our strategy objectives. In pursuing our strategy, we will need to respond to potential opportunities quickly and decisively. Strategic transactions may occur at any time and be significant in size relative to our assets and operations.

        Because of these market trends, we face intense competition. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

The legal and regulatory environment in the United States may make it difficult for us to compete with non-U.S. securities exchanges for the secondary listings of non-U.S. companies.

        We compete to obtain the listing of non-U.S. issuer securities (in addition to the listing of domestic issuer securities). However, the legal and regulatory environment in the United States, as well as the perception of this environment, has made it more difficult for us to compete with non-U.S. securities exchanges for these listings. For example, the Sarbanes-Oxley Act of 2002 imposes a stringent set of corporate governance, reporting and other requirements on both U.S. and non-U.S. publicly listed companies. Significant resources are necessary to come into and remain in compliance with the requirements of the Sarbanes-Oxley Act, which has had, and may continue to have, an impact on our ability to attract and retain listings. At the same time, international companies are increasingly seeking access to the U.S. markets through private transactions that do not require listing or trading in the U.S. public markets, such as through Rule 144A transactions. In the late 1990s, approximately 50% of the proceeds raised by international companies in the U.S. markets were raised privately, and the NYSE listed 60 foreign private issuers. In comparison, in 2005, approximately 80% of the proceeds raised by international companies in the U.S. markets were raised privately, and the NYSE averaged approximately 20 new listings for international companies per year. Non-U.S. issuers may choose to list with non-U.S. securities exchanges exclusively without a secondary listing in the United States because they perceive the U.S. regulatory requirements and the U.S. litigation environment as too cumbersome and costly. If we are unable to successfully attract the listing business of non-U.S. issuers, our operating results could suffer.

Our business may be adversely affected by price competition.

        The securities industry is characterized by intense price competition. The pricing model for trade execution for equity securities has changed in response to competitive market conditions. Some of our competitors have recently lowered their transaction costs and accordingly reduced the fees that they charge. In addition, we may face price competition in the fees that we charge to our customers to list securities on our securities exchanges. It is likely that we will continue to experience significant pricing pressures and that some of our competitors will seek to increase their share of trading or listings by further reducing their transaction fees or listing fees, by offering larger liquidity payments or by offering other forms of financial or other incentives. Our operating results and future profitability could be adversely affected as a result of these activities. For example, we could lose a substantial percentage of our share of trading or listings if we are unable to price our transactions in a competitive manner, or our profit margins could decline if we reduce our pricing in response. In addition, one or more competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time in order to capture a greater share of trading or listings. Some competitors, especially those outside of the United States, have high profit margins in business areas in which we do not engage, which may assist them in executing these strategies. This environment could lead to loss of order flow and decreased revenues, and consequently could adversely affect our operating results.

        In addition, we are currently undertaking a fundamental review of our pricing structures for trading fees. There is risk inherent in the introduction of new pricing structures, and the implementation of a new price structure may have material adverse effects on our business, financial condition and operating results.

We may not be able to successfully integrate the businesses and operations of the NYSE and Archipelago in a timely fashion or at all.

        Our management may face significant challenges in consolidating the functions of the NYSE and Archipelago, integrating their technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the companies and retaining key personnel. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from these transactions may disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business relationships or other dealings. If we fail to manage the integration of these businesses effectively, our growth strategy and future profitability could be negatively affected. In addition, difficulties in integrating the businesses of the NYSE and Archipelago could harm our reputation.

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the combination of the NYSE and Archipelago.

        We are a holding company that was formed for the purpose of effecting the merger of the NYSE and Archipelago, which occurred on March 7, 2006. Prior to the merger, the NYSE and Archipelago operated as separate, independent companies. The success of the merger (and, in turn, our results of operations) will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from combining these businesses, as well as on achieving the cost savings and revenue growth trends that the NYSE and Archipelago had identified that they expected to achieve prior to the merger. We expect that the merger will enable us to benefit from operational synergies resulting from combining the two companies' capabilities and eliminating redundancies, as well as from greater efficiencies from increased scale, market integration and automation. We also intend to focus on revenue synergies that can be achieved by the combined entity. It is possible, however, that we may not be able to successfully integrate the businesses in a manner that achieves these cost savings and synergies. In addition, it is possible that the measures we take to achieve these costs savings and synergies could adversely affect current revenues and our investments in future growth.

We must keep up with emerging technological changes in order to compete effectively in a rapidly evolving and highly competitive industry.

        We operate in a business environment that has undergone, and continues to experience, significant and rapid technological change. In recent years, electronic trading has grown significantly, and customer demand for increased choice of execution methods has increased. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our trading platforms, software, systems and technologies. Our success will depend, in part, on our ability to:

  •
  develop and license leading technologies useful in our businesses;

  •
  enhance our existing trading platforms and services;

  •
  respond to customer demands, technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

  •
  continue to attract and retain highly skilled technology staff to maintain and develop our existing technology and to adapt to and manage emerging technologies.

        The development and expansion of electronic trading technology entails significant technological, financial and business risks. Any failure or delay in exploiting technology, or failure to exploit technology as effectively as our competitors, could have a material adverse effect on our business, financial condition and operating results. In addition, the increased use of electronic trading on the NYSE may make it more difficult for us to differentiate our products from those of our competitors, possibly reducing one of the competitive strengths of the NYSE. This may have an adverse impact on our business and, in particular, may reduce the incentive for companies to list on the NYSE. In addition, the commoditization of trade execution may result in a reduction in the number of people using the NYSE's trading floor. This may result in a decrease in the revenues raised through the use of our trading floor.

        We use leading technologies and currently devote substantial resources to our services. The adoption of new technologies or market practices may require us to devote additional resources to modify and adapt our services. In such cases, we cannot assure you that we will succeed in making these improvements to our technology infrastructure in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which would have a material adverse effect on our business, financial condition and results of operations. Moreover, we may incur substantial development, sales and marketing expenses and expend significant management effort to add new products or services to our trading platforms. Even after incurring these costs, we ultimately may not realize any, or may realize only small amounts of, revenues for these new products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed revenue and reduce our working capital and income.

Regulation NMS, and changes in Regulation NMS, may adversely affect our business.

        On April 6, 2005, the SEC adopted Regulation NMS, which is a set of regulations that will govern certain aspects of trading on securities market centers. Its provisions are scheduled to become effective at various points throughout 2006. One of the principal features of Regulation NMS is the modernization of the "trade-through" or "order protection" rule. Among other things, this rule requires market centers to establish and maintain procedures to prevent "trade-throughs," which are the executions of orders at a price inferior to the best bid or offer displayed by another market center at the time of execution. This aspect of Regulation NMS will protect and apply only to quotes available for immediate execution. The "trade through" rule implemented by Regulation NMS could increase competition between markets.

        Regulation NMS will also impose a cap of $0.003 per share on the access fees charged by market centers to members (or customers) and non-members, based on executions against the best bid or best offer displayed through consolidated quote systems. As a result, the transaction fees that we may charge for executions against our best bid and offer will be capped, which could decrease the amount of transaction fees that we earn and prevent us from increasing our revenues by charging higher prices. The imposition of a cap on access fees could have an adverse effect on certain of our businesses.

        We have begun to develop our business strategy and alter our business in consideration of the rules of Regulation NMS. There is no assurance, however, that Regulation NMS will be implemented in a timely manner or in its current form. Any delay or difficulties that arise in the implementation of Regulation NMS, as well as any amendment to Regulation NMS, could create uncertainty and adversely affect our financial condition and results of operations.

The successful implementation and operation of the NYSE Hybrid MarketSM faces a number of significant challenges and depends on a number of factors that will be outside our control.

        We are currently working on implementing the NYSE Hybrid MarketSM, which was approved by the SEC on March 22, 2006. NYSE Hybrid MarketSM is intended to integrate into one platform aspects of both the physically-convened auction market and automated electronic execution. This effort is our response to the request from both market professionals and individual investors for greater choice and flexibility in buying and selling stocks on the NYSE. The NYSE Hybrid MarketSM is also our strategy for adapting to the revised "trade through" rule adopted by the SEC on April 6, 2005 as a part of Regulation NMS, which prohibits trading-through quotations that are displayed by another market and immediately accessible through automatic execution. If successfully implemented, we expect that the NYSE Hybrid MarketSM will change the way that securities are traded on the NYSE and will differentiate the NYSE from electronic trading venues. This initiative is scheduled to launch in phases during 2006.

        In December 2005, the NYSE initiated the first phase of a pilot to test selected features and functionality of the NYSE Hybrid MarketSM among a limited number of securities approved by the SEC. As of March 3, 2006, 147 securities listed on the NYSE have been activated for inclusion in this phase of the pilot. To date, NYSE Hybrid MarketSM software is functioning as expected, and all implemented features are being actively exercised by trading floor professionals. However, technological, functional, or other issues with respect to NYSE Hybrid MarketSM may not emerge as additional features and functionality are introduced through subsequent pilot phases over the next several months. Additionally, the need to make changes to the plans for the NYSE Hybrid MarketSM may delay the implementation or operation of the NYSE Hybrid MarketSM.

        The successful implementation of the NYSE Hybrid MarketSM faces a number of significant challenges, including the difficulties of developing and implementing novel technology and the ability and willingness of specialists to build new technology platforms.

        In addition, as a novel technology and method of trading, there is no assurance that the NYSE Hybrid MarketSM will function as it is currently anticipated to function, or that customers will accept and use the services that it offers. The operation of the NYSE Hybrid MarketSM also places greater demands on NYSE Regulation, and specifically market surveillance.

        Any delay or difficulties in implementing or operating the NYSE Hybrid MarketSM may have a material adverse effect on our ability to compete and our operating results, particularly if the NYSE Hybrid MarketSM is not implemented by the time that first phase of Regulation NMS goes into effect. Currently, the first phase of Regulation NMS is scheduled to go in effect on June 29, 2006. Although the NYSE expects that it will be able to be in compliance with Regulation NMS by June 29, 2006, it expects that it will not be able to implement all of the planned features and functionalities of the NYSE Hybrid MarketSM on the effective date of this first phase unless the SEC postpones this date. In addition, any unwillingness by our customers to accept or use the NYSE Hybrid MarketSM services may also have an adverse impact on our ability to compete and on our operating results. For a discussion of the NYSE Hybrid MarketSM, see "Item 1. Business—Business—Information About the NYSE—The NYSE Hybrid Market Initiative."

We intend to enter or increase our presence in established trading markets, such as the U.S. options or futures markets or non-U.S. securities markets. Demand and market acceptance for our products and services within these markets will be subject to a high degree of uncertainty and risks and may affect our growth potential.

        We intend to enter or increase our presence in certain trading markets, such as the U.S. options and futures markets or non-U.S. securities markets, which already possess established competitors. As a result, demand and market acceptance for our products and services within these markets will be subject to a high degree of uncertainty and risk. If we are unable to enter or increase our presence in these markets and compete successfully, we may not generate sufficient revenues from these products and services.

        Our future growth and success may depend in part on our ability to compete with and penetrate the non-U.S. securities markets. However, we may not be successful in competing with or penetrating these markets. Attracting customers in certain countries may be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of foreign countries, and political and regulatory uncertainties.

Increased investor interest in other investment products could have a material adverse effect on our businesses.

        Trading fees account for a significant proportion of our revenues. Increased investor interest in investment products that we do not trade may result in a reduction in order flow, and may therefore have a material adverse effect on our business, financial condition and operating results.

The loss of key personnel may adversely affect our business.

        We are dependent upon the contributions of our senior management team and other key employees, as well as key staff of NYSE Regulation, for our success. With the exception of John A. Thain, our chief executive officer, who entered into a letter agreement with the NYSE, these individuals do not have agreements relating to their employment with us. If one or more of these executives, or other key employees, were to cease to be employed by us, we could be adversely affected. In particular, we may have to incur costs to replace senior executive officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

We may be at greater risk from terrorism than other companies.

        Given the NYSE's position as the world's largest cash equities market, its prominence in the U.S. and global securities industry, and the concentration of many of its properties and personnel in lower Manhattan, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations.

        It is impossible to predict the likelihood or impact of any terrorist attack on the securities industry generally or on our business. In the event of an attack or a threat of an attack, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. For a discussion of some of our security measures and contingency plans, see "Item 1. Business—Business—Security Measures and Contingency Plans." Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. In addition, terrorist attacks may cause instability or decreased trading in the securities markets, including trading on exchanges. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We operate in a highly regulated industry, and may be subject to censures, fines and other legal proceedings if we fail to comply with our legal and regulatory obligations.

        We operate in a highly regulated industry and are subject to extensive regulation. The securities industry is subject to extensive governmental regulation and could be subject to increased regulatory scrutiny. As a matter of public policy, these regulations are designed to safeguard the integrity of the securities and other financial markets and to protect the interests of investors in those markets. The SEC regulates the U.S. securities exchanges and has broad powers to audit, investigate and enforce compliance with its rules and regulations and impose sanctions for non-compliance. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of appropriate systems and procedures, as well as our ability to attract and retain qualified personnel.

        The SEC is vested with broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke the registration of our subsidiaries as national securities exchanges. In the case of actual or alleged noncompliance with regulatory requirements, NYSE Group could be subject to investigations and administrative or judicial proceedings that may result in substantial penalties, including revocation of a subsidiary's registration as a national securities exchange. Any such investigation or proceeding, whether successful or unsuccessful, would result in substantial costs and diversions of resources and might also harm our business reputation, any of which may have a material adverse effect on our business, financial condition and operating results.

        In addition, there may be a conflict between the self-regulatory responsibilities of certain of our businesses and some of the market participants or customers of our subsidiaries. Any failure by us to diligently and fairly regulate our member organizations or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business.

Damage to our reputation could have a material adverse effect on our businesses.

        One of our competitive strengths is our strong reputation and brand name. Our reputation could be harmed in many different ways, including by our regulatory governance or technology failures. Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volume on our exchanges. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

We will face restrictions with respect to the way in which we conduct certain of our operations, and may experience certain competitive disadvantages if we do not receive SEC approval for new business initiatives or receive them in an untimely manner.

        We operate two registered national securities exchanges—the NYSE and NYSE Arca. Pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are responsible for regulating our member organizations through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of our member organizations and individuals associated with them. Changes to our rules are generally subject to the approval of the SEC, which publishes proposed rule changes for public comment. Changes to our certificate of incorporation or bylaws and changes to the certificate of incorporation, bylaws or operating agreement, or rules of certain of our subsidiaries, to the extent that these changes could affect the activities of our exchanges, must also be approved. We may from time to time seek to engage in new business activities, some of which may require changes to our governing rules.

        Any delay or denial of a requested approval could cause us to lose business opportunities. Our competitive position could be significantly weakened if our competitors are able to obtain SEC approval for new functionalities faster and with less difficulty than we are, or if approval is not required for our competitors. Competitors that are not registered exchanges are subject to less stringent regulation. In addition, as we seek to expand our product base, we could become subject to the oversight of additional regulatory bodies.

NYSE Arca has had discussions with SEC staff regarding a potential pilot program to trade and quote options on certain ETFs in penny increments, but any proposal that NYSE Arca may make on this issue may be denied by the SEC.

        NYSE Arca has had discussions with SEC staff regarding a potential pilot program to display, rank, quote and execute option orders on certain ETFs in penny increments. Currently, options are displayed, ranked, quoted and executed in nickel and dime increments, although the underlying equity security may be displayed, ranked, quoted and executed in penny increments (or, after the implementation of Regulation NMS, sub-penny increments if the quote, order or indication of interest for the security is less than $1.00). Any proposal that NYSE Arca may make on this issue will require approval from the SEC.

        Currently, only certain option market participants have the capability to execute orders for options in penny increments; however, these orders are not executed in a manner that is transparent to all option market participants. Although these market participants are able to execute orders in penny increments, they still must quote and display their orders in nickel or dime increments. NYSE Arca's potential pilot program would provide transparent option order display and execution to all market participants. It would also seek to provide improved and enhanced pricing opportunities for all market participants, as the fair value of options are often in part dependent upon the fair price of the underlying equity security. Some industry participants oppose such a program under the belief that it would overwhelm the capacity limits of existing option quote processing systems.

        In the event that the SEC approves displaying, quoting and executing options in any increments under a nickel, we believe that we will be well positioned to adequately handle the process. Failure of the SEC to approve the ability to display, rank, quote and execute orders for options in increments under a nickel could limit to a material extent our ability to gain options trading share or realize the growth opportunities and other benefits that we anticipate.

Regulatory developments could have a negative impact on our businesses.

        Securities exchanges have been the subject of increasing political and public scrutiny in recent years in response to a number of developments and inquiries. In November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for registered national securities exchanges and other self-regulatory organizations ("SROs") and issued a concept release examining the efficacy of self-regulation. The concept release also solicited public comment concerning the level of market data fees, following several years of claims from some competitors and data intermediaries that market data fees and revenues are excessive.

        We cannot predict whether, or in what form, any regulatory changes will take place, or their impact on our business. Changes in the rules and regulations affecting SROs could require us to change the manner in which we conduct our business or govern ourselves. They could also make it more difficult or more costly for us to conduct our existing businesses or to enter into new businesses. A determination by the SEC, for example, to link market data fees to marginal costs, to become even more involved in the market data rate-setting process, or to reduce the current levels of market data fees could have a material adverse effect on our market data revenues. Moreover, given the importance of regulation in the securities industry, it is possible that any regulatory developments could have a material adverse effect on our business, as well as the business of other participants in the securities industry. For a discussion of recent regulatory developments, see "Item 1. Business—Regulation—Recent Regulatory Developments."

We are required to allocate funds and resources to NYSE Regulation.

        We are required to allocate significant resources to NYSE Regulation. This dedication of resources may limit our ability to reduce our expense structure and to dedicate funds and human resources in other areas. Both NYSE Market and NYSE Arca have entered into services agreements with NYSE Regulation pursuant to which they are obligated to provide funding to NYSE Regulation in exchange for regulatory services that NYSE Regulation provides to them. The obligations to fund NYSE Regulation under the agreements covering those services could negatively affect the cash available to us and our ability to invest in or pursue other opportunities that may also be beneficial to our stockholders. For a discussion of our regulatory structure and responsibilities, see "Item 1. Business—Regulation—NYSE Regulation."

Any conflicts of interest between us and NYSE Regulation may have a material adverse effect on our business.

        NYSE Regulation will regulate and monitor the activities on our securities exchanges and enforce issuer and member organization compliance with applicable law and the rules of the exchanges. In a recent rule proposal, the SEC noted that there is an inherent conflict that exists within every SRO between its regulatory functions, on the one hand, and its member organizations, market operations, listed issuers, and stockholders, on the other hand. The SEC has also expressed concern about the conflicts of interest that may exist when a for-profit entity owns an SRO. The for-profit entity's goal of maximizing stockholder value might conflict with the SRO's self-regulatory responsibilities imposed by the securities laws. For example, the for-profit entity might have an incentive to commit insufficient funds to the regulatory operations of the SRO, or use the disciplinary powers of the SRO to generate revenue for the for-profit entity by disciplining member organizations that operate or participate in competing trading systems. In addition, the regulatory responsibilities imposed by the U.S. securities laws (such as encouraging low-cost trading and competitive markets) may conflict with our profit-oriented goals as a public company. There may be more opportunities for conflicts of interest to arise when SROs regulate listed companies. Additional conflicts of interest arise where a company (such as NYSE Group) lists its securities on the national securities exchange that it owns. The listing of our common stock on the NYSE could potentially create a conflict of interest between the NYSE's regulatory responsibility to vigorously oversee the listing and trading of securities on the NYSE, on the one hand, and our commercial and economic interest, on the other hand. The SRO's disciplinary power over NYSE Group's competitors may also raise questions.

        We have implemented structural protections to minimize these potential conflicts of interest. For a discussion of some of these structural protections, see "Item 1. Business—Regulation—NYSE Regulation—Structure, Organization and Governance of NYSE Regulation." These structural protections, however, may not be adequate to manage (and, in any event, will not eliminate) these potential conflicts of interest. For example, certain of the independent directors of our board of directors will serve as directors on the NYSE Regulation board of directors. In the event that we fail to manage these potential conflicts of interest adequately, we could impair the effectiveness of NYSE Regulation or otherwise incur reputational damage, which could have a material adverse effect on our business, financial condition and operating results.

Certain of our businesses rely on specialists for effecting some transactions. Any failure by specialists to perform their function effectively or to comply with their regulatory obligations may have a material adverse effect on our business.

        Specialists are an important component of the market structure within the NYSE. For example, specialists assist in providing liquidity and minimizing volatility. A deterioration in the performance of specialists, or misconduct by specialists, could damage our reputation and reduce our ability to compete with other securities exchanges for listings and order flow. The profitability of the seven specialist units currently active on the NYSE has fluctuated significantly since 2002.

        The increased use of technology (and, in particular, computers) in securities executions also is changing the business models of specialists. Their failure to adapt their business models to this changing environment in general, and to the NYSE Hybrid MarketSM in particular, would further undermine the differentiation, and therefore the competitive position, of NYSE Market. For a discussion of certain litigation and SEC action relating to specialists, see "Item 3. Legal Proceedings—In re NYSE Specialists Securities Litigation."

        We derive significant revenues from activities related to our trading floor, including trading fees, facility and equipment fees and trading license fees. The migration of trading volume away from the trading floor and into our or others' electronic trading platforms could adversely affect these revenues.

Market fluctuations and other risks beyond our control could significantly reduce demand for our services and harm our business.

        The volume of securities transactions and the demand for listings and our other products and services are directly affected by economic, political and market conditions in the United States and elsewhere in the world that are beyond our control, including:

  •
  broad trends in business and finance;

  •
  terrorism and war;

  •
  concerns over inflation and the level of institutional or retail confidence;

  •
  changes in government monetary policy and foreign currency exchange rates;

  •
  the availability of short-term and long-term funding and capital;

  •
  the availability of alternative investment opportunities;

  •
  changes in the level of trading activity;

  •
  changes and volatility in the prices of securities;

  •
  changes in tax policy;

  •
  the level and volatility of interest rates;

  •
  legislative and regulatory changes, including the potential for regulatory arbitrage among U.S. and non-U.S. markets if significant policy differences emerge among markets; and

  •
  unforeseen market closures or other disruptions in trading.

        General economic conditions affect securities markets in a variety of ways, from determining availability of capital to influencing investor confidence. Poor economic conditions also have an impact on the process of raising capital by reducing the number or size of securities offerings or listings. The economic climate in recent years has been characterized by challenging business and economic conditions. During 2000 through early 2003, the major U.S. market indices experienced severe declines. The weak and uncertain economic climate, together with corporate governance and accounting concerns, contributed to a reduction in corporate transactions and a generally more difficult business environment. In addition, the United States and other countries in which we hope to offer our services have suffered acts of war or terrorism or other armed hostilities. These or similar acts have in the past increased or prolonged, and may in the future increase or prolong, negative economic conditions. Adverse changes in the economy or the outlook for the securities industry can have a negative impact on our revenues through declines in trading volume, new listings and demand for market data. Generally adverse economic conditions may also have a disproportionate effect on our business. Because our infrastructure and overhead will be based on assumptions of certain levels of market activity, significant declines in trading volumes, new listings or demand for market data may have a material adverse effect on our business, financial condition and operating results.

        A significant portion of our revenues will depend, either directly or indirectly, on our transaction-based business, which, in turn, is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. If the amount of trading volume on the NYSE or NYSE Arca decreases, our revenue from transaction fees will decrease. There may also be a reduction in revenue from market data fees. If our share of total trading volume decreases relative to our competitors, we may be less attractive to market participants as a source of liquidity and may lose additional trading volume and associated transaction fees and market data fees as a result. In addition, declines in our share of trading volume could adversely affect the growth, viability and importance of various of our market information products, which will constitute an important portion of our revenues.

        We also expect to generate a significant portion of our revenues from listing fees. Among the factors affecting companies' decision to go public and/or list their shares on U.S. markets are general economic conditions, industry-specific circumstances, capital market trends, mergers and acquisitions environment and regulatory requirements. The extent to which these and other factors cause companies to remain privately owned or decide not to list their shares in the United States may have a material adverse effect on our business, financial condition and operating results.

        The financial services industry and, particularly, the securities transactions business are dynamic, uncertain and highly competitive environments. Accordingly, we expect exchange consolidation and member organization consolidation to persist in the future. This environment has led to business failures and has encouraged the introduction of alternative trading venues with varying market structures and new business models. Well-capitalized competitors from outside the United States may seek to expand their operations in the U.S. market. In addition, the financial services industry is subject to extensive regulation, which may change dramatically in ways that affect industry market structure. If we are unable to adjust in a timely manner to structural changes within our markets, technological and financial innovation, and other competitive factors, our business will suffer.

Insufficient systems capacity or systems failure could harm our business.

        Our business depends on the performance and reliability of the computer and communications systems supporting it. In particular, heavy use of our platforms and order routing systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. Our system capacity requirements could grow significantly in the future as the result of a variety of factors, including the implementation of the NYSE Hybrid MarketSM, and NYSE Arca's anticipated expansion of its options trading activities. If our systems cannot be expanded to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, delays in introducing new products and services and loss of revenues. In addition, our trading activities may be negatively affected by system failures of other trading systems, as a result of which we may be required to suspend trading activity in particular stocks or, in the case of NYSE Arca, cancel previously executed trades under certain circumstances.

        Failure to maintain systems or to ensure sufficient capacity may also result in a temporary disruption of our regulatory and reporting functions. These consequences, in turn, could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation or customer claims, or regulatory sanctions.

        We have experienced systems failures in the past. It is possible that we will experience systems failures in the future, or periods of insufficient systems capacity or network bandwidth, power or telecommunications failure, acts of God or war, terrorism, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation and negatively impact our revenues. We also rely on third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business (and the NYSE Hybrid MarketSM, in particular) and have a material adverse effect on our business, financial condition and operating results.

Our networks and those of our third-party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose trading volume and result in significant liabilities. We will also incur significant expense to protect our systems.

        We expect that the secure transmission of confidential information over public networks will be a critical element of our operations. Our networks and those of our third-party service providers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully access and use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose trading volume. We will be required to expend significant further resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Our security measures are costly, and may prove to be inadequate and result in system failures and delays that could cause us to lose business.

Our revenues from SIAC could significantly decrease if SIAC loses its major customers.

        The Securities Industry Automation Corporation ("SIAC"), which is two-thirds owned by the NYSE and one-third owned by AMEX, is the principal vendor of the NYSE's data processing and software development services. In 2005, SIAC's non-NYSE revenues accounted for 16.2% of the NYSE's revenues, net of Section 31 fees. Historically, SIAC has relied on three principal customers for a majority of its revenues: (1) the NYSE, (2) AMEX and (3) the National Securities Clearing Corporation and Fixed Income Clearing Corporation. In 2005, the NYSE was the source of 58% of SIAC's revenues; AMEX was the source of 16.4% of SIAC's revenues; and the National Securities Clearing Corporation and Fixed Income Clearing Corporation were the source of 9.1% of SIAC's revenues. The National Securities Clearing Corporation and Fixed Income Clearing Corporation have entered into separate agreements with SIAC, pursuant to which the services previously provided by SIAC are being phased out. In addition, AMEX has sent a notice to SIAC indicating that it intends to materially decrease its use of SIAC's services. If AMEX materially decreases its use of SIAC's services, our revenues from SIAC will be adversely affected. To the extent that AMEX does not bear a portion of the costs associated with this decrease (including transition costs and an appropriate share of SIAC's current overhead as SIAC seeks to mitigate the overhead costs), or to the extent that we are not able to reduce our costs associated with SIAC to offset the amount of reduction in revenue from SIAC (which we may not be able to do), our profits and results of operations may be adversely affected.

Any failure by us to protect our intellectual property rights, or allegations that we have infringed the intellectual property rights of others, could adversely affect our business.

        We own the rights to a number of trademarks, service marks, trade names, copyrights and patents used in our businesses. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps taken may be inadequate to deter misappropriation of proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. Further, defending our intellectual property rights may require significant financial and managerial resources, the expenditure of which may have a material adverse effect on our business, financial condition and operating results.

        In the future we may be subject to intellectual property rights claims, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies. Some of our competitors currently own patents and have actively been filing patent applications in recent years, some of which may relate to our trading platforms and business processes. As a result, we could in the future face allegations that we have infringed or otherwise violated the intellectual property rights of third parties. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or discontinue our use of technology where such use is found to infringe or violate the rights of others, or require us to obtain licenses from third parties at material cost. For a discussion of litigation involving our intellectual property, see "Item 3. Legal Proceedings."

We are subject to significant litigation risk and potential securities law liability.

        Many aspects of our business involve substantial liability risks. These risks include, among others, potential liability from disputes over terms of a trade or from claims that a system or operational failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. We could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us may have a material adverse effect on our business, financial condition and operating results. For a discussion of certain legal claims against us, see "Item 3. Legal Proceedings."

The uncertainty of the annual auction process for the sale of trading licenses may adversely affect our business.

        The right to trade securities on the facilities of the NYSE is sold through annual auctions, as described under "Business—Information About the NYSE—Trading Licenses." On January 4, 2006, the NYSE completed its first modified Dutch auction of trading licenses, as a result of which 1,274 trading licenses were sold at an annualized price of $49,290 per license. The NYSE has made available a maximum of 1,366 trading licenses, and any unsold trading licenses can be purchased at a ten percent premium to the established auction price, on a pro rata basis, during the course of 2006. The auction process involves significant uncertainty regarding the number and price of trading licenses that will be sold in a given year, which could result in revenue that fluctuates and our inability to meet our financial plans. In addition, the trading license auction could reduce use of, and trading execution on, the NYSE's trading facilities.

Our business is difficult to evaluate because the NYSE has not historically been operated as a for-profit company and Archipelago has a limited operating history.

        Our business consists of the combined businesses of the NYSE and Archipelago, and is operated as a for-profit business (other than NYSE Regulation). Historically, the NYSE has operated as a not-for-profit entity. In addition, although Archipelago historically has been operated as a for-profit entity, its operating history is limited. As a result, the historical financial condition of the NYSE and Archipelago may not adequately predict the future financial condition of our business.

Many of our current stockholders are also former members who have the right to trade on the NYSE and NYSE Arca and their interests may differ from those of other stockholders.

        Many of our current stockholders are both stockholders and holders of licenses or permits to trade on the NYSE and NYSE Arca. Stockholders who are also holders of trading licenses or permits may have interests that are different from, or that could conflict with, your interests. Because of their common interests, these investors may vote in the same way. If these investors vote together on a given matter, they collectively may have the ability to influence the decision, which could involve the election of our directors, the appointment of new management and the potential outcome of any matter submitted to a vote of our stockholders, including mergers, the sale of substantially all of our assets and other extraordinary events.

Risks Relating to an Investment in Our Common Stock

Our stock has a very limited trading history. Volatility in our stock price could adversely affect our stockholders.

        Our stock has been publicly traded since March 8, 2006 and the market price of our common stock may be volatile. In addition, only approximately 16.4% of our outstanding common stock is currently publicly traded. The limited public float could cause volatility in our stock price.

        In addition, broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating and financial performance. Factors that could cause fluctuations in our stock price may include, among other things:

  •
  actual or anticipated variations in quarterly operating results;

  •
  changes in financial estimates by us or by any securities analysts who might cover our stock;

  •
  conditions or trends in our industry, including regulatory changes or changes in the securities marketplace;

  •
  changes in the market valuations of exchanges and other trading facilities in general, or other companies operating in the securities industry;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

  •
  announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

  •
  additions or departures of key personnel; and

  •
  sales of our common stock, including sales of our common stock by our directors and officers or our strategic investors.

Our share price may decline due to the large number of shares eligible for future sale.

        Sales of substantial amounts of our common stock, or the possibility of these sales, may adversely affect the market price of our common stock. These sales may also make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price that we deem appropriate.

        As of March 29, 2006, there were approximately 155.5 million shares of NYSE Group common stock outstanding (which does not include approximately 1.6 million shares of common stock in treasury, which are held by Pacific Exchange, Inc., an indirect wholly owned subsidiary of NYSE Group). In addition, approximately 8.5 million shares of our common stock have been reserved for issuance pursuant to grants to our officers and employees and certain shares of our common stock may be issued to directors, officers and employees under the NYSE Group, Inc. 2006 Stock Incentive Plan.

        The majority of our common stock is subject to transfer restrictions, which expire in three increments on March 7 of 2007, 2008 and 2009 respectively. Our board of directors has the right, in its discretion, to remove the transfer restrictions earlier, in whole or in part, on any of these shares of NYSE Group common stock, subject to the lock-up agreement entered into between NYSE Group, its executive officers and directors, on the one hand, and the underwriters, on the other hand. Removal of the transfer restrictions from all or a part of these shares for any reason may lead to significant numbers of shares of our common stock becoming available for sale, which may adversely affect the then-prevailing market price of our common stock.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

        We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our common stock.

We do not expect to pay dividends on NYSE Group common stock in the immediate future.

        We do not expect to pay any dividends in the immediate future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations and financial condition, contractual restrictions, restrictions imposed by applicable law or our business and investment strategy, and other factors that our board of directors deems relevant. Accordingly, our board of directors might not implement a policy to pay periodic dividends.

Provisions of our organizational documents and Delaware law may delay or deter a change of control of NYSE Group.

        Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals for, NYSE Group that a stockholder might consider favorable. These include provisions:

  •
  vesting our board of directors with sole power to set the number of directors;

  •
  limiting the persons that may call special stockholders' meetings;

  •
  limiting stockholder action by written consent; and

  •
  requiring supermajority stockholder approval with respect to certain amendments to our certificate of incorporation and bylaws.

        In addition, its organizational documents include provisions that:

  •
  restrict any person (either alone or together with its related persons) from voting or causing the voting of shares of stock representing more than 10% of our outstanding voting capital stock (including as a result of any agreement by any other persons not to vote shares of stock); and

  •
  restrict any person (either alone or together with its related persons) from beneficially owning shares of stock representing more than 20% of the outstanding shares of any class or series of our capital stock.

        Furthermore, our board of directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of these shares without stockholder approval. Any series of NYSE Group preferred stock is likely to be senior to NYSE Group common stock with respect to dividends and liquidation rights. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of the common stock.

        In addition, Delaware law makes it difficult for stockholders that recently have acquired a large interest in a corporation to cause the merger or acquisition of the corporation against the directors' wishes. Under Section 203 of the Delaware General Corporation Law, a Delaware corporation may not engage in any merger or other business combination with an interested stockholder for a period of three years following the date that the stockholder became an interested stockholder except in limited circumstances, including by approval of the corporation's board of directors.

If we are unable to favorably assess the effectiveness of our internal controls over financial reporting, or if our Independent Registered Public Accounting Firm is unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

        Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, in connection with our annual report on Form 10-K for the fiscal year ending December 31, 2007, our management will be required to certify to and report on, and our Independent Registered Public Accounting Firm will be required to attest to, the effectiveness of our internal controls over financial reporting as of December 31, 2007. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We currently are in the process of reviewing, documenting and testing our internal controls over financial reporting. The continuing effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and diversion of management's time and other internal resources. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our Independent Registered Public Accounting Firm, we may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our Independent Registered Public Accounting Firm is unable to provide an unqualified attestation report on our assessment, investor confidence and the stock price of our common stock could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        NYSE Group was organized on May 2, 2005. As of December 31, 2005 and up until March 7, 2006, NYSE Group had no assets (other than the $200 it received on December 29, 2005 from the sale of one share of its common stock to each of New York Stock Exchange, Inc. and Archipelago Holdings, Inc.) and had not conducted any material activities other than those incident to its formation. However, on March 7, 2006, upon the consummation of the merger of NYSE and Archipelago, NYSE Group became the parent company of New York Stock Exchange LLC, a New York limited liability company (which is the successor to New York Stock Exchange, Inc.), and Archipelago Holdings, Inc. In this annual report on Form 10-K "we" refers to the NYSE Group, its two subsidiaries (New York Stock Exchange LLC and Archipelago Holdings Inc.) and each of their respective subsidiaries.

        We conduct our operations in premises inside and outside of the United States. Our headquarters is located on Wall Street, New York, and the surrounding area. In particular, our trading floor runs throughout 11 Wall Street, 20 Broad Street and 30 Broad Street. There are direct connections between 20 Broad Street and the 11 Wall Street complex, and there is a bridge above Exchange Place (a street separating 20 Broad Street from 30 Broad Street) that connects areas occupied by us in the 20 Broad Street building with areas occupied by us in the 30 Broad Street building. These buildings are described in more detail below:

        11 Wall Street, New York, New York.    Our principal offices and the major portions of our NYSE Market trading floor are located at 11 Wall Street in New York, New York, a complex that includes contiguous buildings known as 8 through 18 Broad Street. This complex, exclusive of the 20 Broad Street building (described below), is owned by us and consists of approximately 370,000 square feet of aggregate space.

        20 Broad Street, New York, New York.    The land underlying the office building situated at 20 Broad Street in New York, New York is owned by NEWEX Corporation, a wholly owned subsidiary of New York Stock Exchange LLC. The land has been leased to the owner of the office building at 20 Broad Street for a term that is anticipated to expire in 2081. We occupy approximately 348,000 square feet of space in the office building at 20 Broad Street pursuant to a sublease for a term expiring in 2016. In addition, the sublease provides us with multiple rights to extend the term of the sublease until 2041. The space occupied by us in the 20 Broad Street building is used for portions of the NYSE Market trading floor and for office purposes.

        100 South Wacker Drive, Chicago, Illinois.    We occupy approximately 59,000 square feet in the office building located at 100 South Wacker Drive, Chicago, Illinois, pursuant to two leases covering different portions of this space, expiring in August 2006 and March 2014, respectively. The leases provide us with rights to extend the terms of the leases. We use this leased space for office purposes and for running NYSE Arca.

        14 Wall Street, New York, New York.    We occupy approximately 65,000 square feet in the office building located at 14 Wall Street, New York, New York, pursuant to a lease expiring in 2011. In addition, we occupy approximately 11,000 square feet in this building pursuant to a sublease expiring in 2010. We use the leased space and the sublease space for office purposes.

        30 Broad Street, New York, New York.    We occupy approximately 47,000 square feet in the office building located at 30 Broad Street, New York, New York, pursuant to a lease expiring in 2008. The lease provides us with multiple rights to extend the term of the lease until 2040. We use this leased space for NYSE Market trading floor and office purposes.

        115 Sansome Street, San Francisco, California.    We occupy approximately 65,339 square feet in a building located at 115 Sansome Street, San Francisco, California pursuant to a lease expiring in June 2009. We use this space for offices and storage.

        Mills Building, San Francisco, California.    We occupy approximately 46,470 square feet in a building located at 220 Montgomery Street and 220 Bush Street, San Francisco, California pursuant to a lease expiring on May 31, 2009. We use this space to operate NYSE Arca's options trading floor.

        1177 Avenue of the Americas, New York, New York.    We occupy approximately 23,980 square feet in a building located on 1177 Avenue of the Americas, New York, New York, pursuant to a lease expiring in September 2015. We use this space as a sales office and for office purposes.

        65 Broadway, New York, New York.    We occupy approximately 31,160 square feet in a building located on 65 Broadway, New York, New York, pursuant to a lease expiring in April 30, 2010. In connection with Archipelago's sale of Wave Securities to Merrill Lynch, approximately half of this space is being subleased to Merrill Lynch on a pass-through cost basis. We use this space as a sales office and for office purposes.

        In addition to these premises, we and our subsidiaries lease space in the following locations:

Location	Approximate Square Feet
Palo Alto, California	9,800
Weehawken, New Jersey	8,200
Washington, D.C.	6,300
Maitland, Florida	4,000
London, England	1,400
Tokyo, Japan	1,800
Hong Kong, China	410
San Francisco, California	6,090

        Our overseas offices are used primarily for the purposes of promoting international recognition of our brand and providing client services to non-U.S. listed companies. In addition to our market operations, we use the domestic offices for general sales and office purposes.

        SIAC and its subsidiaries operate out of multiple facilities both within and outside of New York City.

Security Measures and Contingency Plans

        We have implemented numerous security measures to reduce our vulnerability to terrorist attacks, including, among other things:

  •
  establishing a wide perimeter security zone in the vicinity of the premises housing our trading floor in New York, New York, manned constantly by armed security personnel employed and/or contracted for by the NYSE and/or provided by the New York City Police Department;

  •
  requiring physical and X-ray/magnetometer inspection of all incoming persons, mail, packages and parcels into our premises;

  •
  requiring that all messengers delivering mail, packages or parcels be escorted throughout the NYSE's premises;

  •
  requiring photo ID badges for all visitors and employees; and

  •
  maintaining continuous television monitoring and recording of exterior and interior areas.

        We continually review these security measures to ensure that they remain effective and to avoid predictability.

        We maintain a number of contingency plans relating to possible emergencies that may affect its operations. After consulting with member organizations regarding their needs, the NYSE established and maintains an alternative trading location apart from its current trading floor. We also regularly circulate among our personnel emergency contact telephone numbers and make available a password- protected contingency website that would give information and directions to personnel in the event of a disruption or incident of any kind. Consistent with our business plan, each division of NYSE Group also maintains emergency contingency plans tailored to its needs and personnel.

ITEM 3.    LEGAL PROCEEDINGS

        We are party to a number of legal proceedings, as described below.

  In re NYSE Specialists Securities Litigation

        In December 2003, the California Public Employees' Retirement System ("CalPERS") filed a purported class action complaint in the U.S. District Court for the Southern District of New York against the NYSE, NYSE specialist firms, and others, alleging various violations of the Exchange Act and breach of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003. The court consolidated CalPERS' suit with three other purported class actions and a non-class action into the action now entitled In re NYSE Specialists Securities Litigation and appointed CalPERS and Empire Programs, Inc. co-lead plaintiffs.

        Plaintiffs filed a consolidated complaint on September 16, 2004. The consolidated complaint asserts claims for alleged violations of Sections 6(b), 10(b) and 20(a) of the Exchange Act, and alleges that, with the NYSE's knowledge and active participation, the specialist firms engaged in manipulative, self-dealing and deceptive conduct, including interpositioning, front-running and "freezing" the specialist's book and falsifying trading records to conceal their misconduct. Plaintiffs also claim that the NYSE constrained its regulatory activities in order to receive substantial fees from the specialist firms based on their profits and that defendants' conduct "caused investors to purchase or sell shares on the NYSE at distorted and manipulated prices, enriching Defendants and damaging Plaintiffs and the Class." The consolidated complaint also alleges that certain generalized NYSE statements concerning the operation of its market were rendered false and misleading by the NYSE's non-disclosure of its alleged failure to properly regulate specialists, and that the NYSE was motivated to participate in or permit the specialist firms' alleged improper trading in order to maintain or enhance its fee revenues and the compensation of its executives, including its former chairman and chief executive officer Richard A. Grasso. The consolidated complaint seeks unspecified compensatory damages against defendants, jointly and severally.

        On November 16, 2004, the specialist firms and the NYSE filed motions to dismiss the complaint. On December 12, 2005, the court issued an order granting the NYSE's motion and dismissing all of the claims against it with prejudice. On February 17, 2006, the court entered a final judgment in favor of the NYSE. Plaintiffs have filed a Notice of Appeal from that judgment. On December 12, 2005, the court also granted in part and denied in part the motions to dismiss of the specialist defendants.

  Papyrus Patent Infringement Litigation

        On January 27, 2004, Papyrus Technology Corporation filed a complaint in the U.S. District Court for Southern District against the NYSE, alleging that the NYSE's Wireless Data System and Broker Booth Support System infringe patents allegedly issued to Papyrus, and that the NYSE breached a license agreement with Papyrus. The NYSE answered the complaint, asserting affirmative defenses and a counterclaim against Papyrus. Discovery has been completed. It is anticipated that the parties will file motions for summary judgment on at least some of the claims. The court has not set a trial date.

  Grasso Litigation

        In December 2003, the NYSE received a report from the law firm Winston & Strawn, which the NYSE had engaged to investigate and review certain matters relating to the compensation of its former chairman and chief executive officer, Richard A. Grasso, and the process by which that compensation was determined (we refer to this report as the "Webb Report"). The NYSE provided the Webb Report to the SEC and the New York Attorney General's Office, which commenced investigations relating to those matters in or about January 2004.

        The Webb Report provided a detailed summary of, among other things, Mr. Grasso's compensation and benefits during the period in which he served as Chairman and Chief Executive Officer of the NYSE (1995-2003), including the various components thereof. On or about September 2, 2003, the NYSE transferred to Mr. Grasso $139,486,000 in respect of deferred compensation and benefits for that period. Previously, the NYSE had transferred to Mr. Grasso approximately $35 million in non-deferred compensation for that period.

        On or about February 12, 2004, NYSE's then Interim Chairman, John S. Reed, sent Mr. Grasso a letter stating that the NYSE had determined that the compensation and benefits that Mr. Grasso received "were excessive and at unreasonable levels" and that, even granting Mr. Grasso the benefit of assumptions favorable to him, "were excessive by at least $120 million." In that letter, the NYSE demanded that Mr. Grasso repay to the NYSE $120 million and reserved its rights to seek additional amounts beyond the $120 million demanded.

        On May 24, 2004, the New York Attorney General filed a lawsuit in New York Supreme Court against Mr. Grasso, former NYSE Director Kenneth Langone and the NYSE. The complaint alleges six causes of action against Mr. Grasso, including breach of fiduciary duty under the New York Not-for-Profit Corporation Law and unjust enrichment. Among other things, the suit seeks:

  •
  imposition of a constructive trust for the NYSE's benefit on all compensation received by Mr. Grasso that was not reasonable and commensurate with services rendered, pursuant to provisions of the New York Not-for-Profit Corporation Law "in an amount to be determined at trial";

  •
  a judgment directing Mr. Grasso to return payments made by the NYSE that were unlawful under the New York Not-for-Profit Corporation Law "in an amount to be determined at trial"; and

  •
  restitution of all amounts that Mr. Grasso received that lacked adequate NYSE board approval because the board's approval was based on inaccurate, incomplete or misleading information.

        The New York Attorney General further seeks a declaration by the court that any obligation to make future payments to Mr. Grasso by the NYSE lacking the required board approval is void. In addition to the claims against Mr. Grasso, the complaint asserts a single cause of action against Mr. Langone for breach of his fiduciary duty under the New York Not-for-Profit Corporation Law and a single cause of action against the NYSE seeking a declaratory judgment that the NYSE made unlawful, ultra vires payments to Mr. Grasso, and an injunction requiring the NYSE to adopt and implement safeguards to ensure that compensation paid in the future complies with the New York Not-for-Profit Corporation Law. On July 23, 2004, the NYSE filed its answer to the complaint of the New York Attorney General, in which it asserted several complete defenses.

        The case is currently pending before the New York Supreme Court. In his answer, Mr. Grasso denied the New York Attorney General's allegations of wrongdoing and asserted various defenses. In addition, Mr. Grasso asserted claims against the NYSE and NYSE Chairman John Reed, including claims that the NYSE terminated Mr. Grasso without cause in September 2003 and breached his 1999 and 2003 employment agreements, and that the NYSE and Mr. Reed defamed him. Mr. Grasso has not claimed with specificity the amount of damages that he seeks in the litigation. In his pleadings, he seeks at least $50 million in compensatory damages for the NYSE's alleged breaches of the agreements; damages for alleged injury to his reputation and mental anguish and suffering; and punitive damages against Mr. Reed and the NYSE. In or about March 2005, Mr. Grasso asserted third-party claims against former director Carl McCall for negligence, negligent misrepresentation and contribution. In August 2005, Mr. Grasso moved to dismiss four of the six causes of action alleged by the New York Attorney General. On March 15, 2006, the court denied Mr. Grasso's motion, and Mr. Grasso filed an appeal of that decision. The parties currently are engaged in discovery. Trial of the matter is scheduled to commence on October 30, 2006.

        The Webb Report stated that the total amount of excessive compensation and benefits actually received by Mr. Grasso was in a range of approximately $113 million to $125 million (including both deferred and non-deferred compensation and benefits paid to Mr. Grasso). The specific amounts of compensation and benefits that should be repaid by Mr. Grasso will be the subject of expert testimony during the expert discovery phase of the litigation. If the New York Attorney General prevails on all of his claims, the court will order Mr. Grasso to return to the NYSE portions of his compensation and benefits determined at trial to be unreasonable and declare that the alleged obligation of the NYSE to make further payments is void.

        The ultimate outcome of the above litigations cannot reasonably be determined at this time.

  Merger-Related Litigation

        Following the announcement on April 20, 2005 of the NYSE's proposed merger with Archipelago, several lawsuits were filed relating to the merger.

        On May 9, 2005, William J. Higgins filed a complaint in New York Supreme Court, on behalf of himself and a purported class of similarly situated persons as NYSE members, against the NYSE, its directors and The Goldman Sachs Group, Inc., in connection with the proposed merger. On May 13, 2005, William T. Caldwell, Morton B. Joselson and John F. Horn filed a complaint in New York Supreme Court, on behalf of themselves and a purported class of similarly situated persons as NYSE members, against the NYSE, the NYSE's directors, The Goldman Sachs Group, Inc. and Archipelago. The lawsuits were consolidated under the caption In re New York Stock Exchange/Archipelago Merger Litigation, Index number 601646/05. The parties subsequently stipulated to dismiss Archipelago as a party from the litigation.

        On September 27, 2005, William J. Higgins, William T. Caldwell, Morton B. Joselson, John F. Horn, Louis Erhard (who later withdrew), Robert Dill, Paul J. Mulcahy, Barbara Lynn DeCicco, Michael J. Quinn, Mark B. Grumet, and Anthony A. Saridakis filed a consolidated amended complaint under the above-referenced caption, on behalf of themselves and a purported class of similarly situated persons as NYSE members, against the NYSE, its directors and The Goldman Sachs Group, Inc. in connection with the merger. The consolidated amended complaint alleges that the NYSE and its directors breached their fiduciary duties of candor, care, loyalty, and good faith and unlawfully converted assets belonging to the NYSE members. The consolidated amended complaint sought preliminary and permanent injunctive relief and compensatory damages. On November 15, 2005, the parties agreed to settle the litigation on terms that required the NYSE to provide the Court with a report by an independent financial expert on the fairness of the merger and required plaintiffs to dismiss the consolidated amended complaint with prejudice. On December 5, 2005, the Court issued a decision approving the settlement but reserved decision with respect to the amount of attorneys' fees and expenses that would be awarded to plaintiffs' attorneys. On February 21, 2006, the Court entered a

Final Judgment and Order of Dismissal that required the NYSE to pay $9,095,511 for plaintiffs' attorneys' fees and expenses and dismissed the consolidated lawsuit with prejudice.

  Matters Relating to Gerald D. Putnam

        In addition to the matters described above, Gerald D. Putnam, our president and co-chief operating officer, is currently, or was involved in the following legal proceedings. Archipelago had also been a party to each of the matters described below; however, subsequently, Archipelago has been dismissed from each matter.

        Borsellino Litigation.    In September 2000, plaintiffs Lewis Borsellino, a former business partner of Mr. Putnam and equity holder in Chicago Trading and Arbitrage (or CTA), and I.M. Acquisitions, L.L.C., an entity owned by Mr. Borsellino, filed a complaint in Illinois State Circuit Court naming Mr. Putnam and other former members of CTA as defendants. The complaint alleged that Mr. Putnam and the other defendants secretly diverted assets of CTA to their other business ventures. The complaint also alleges that a 1998 Settlement Agreement between the parties addressing these allegations was based on fraud, and that the defendants violated their fiduciary duties with respect to plaintiffs by allegedly failing to disclose material information during the 1998 settlement negotiations. Archipelago, L.L.C. (the predecessor company to Wave Securities, L.L.C.) was also named as a defendant in this action although it was never a member of CTA.

        On April 11, 2001, the court dismissed Archipelago L.L.C. and the other defendants with prejudice from the September 2000 complaint. In May 2001, the plaintiffs filed a motion to vacate the court's dismissal order and for leave to file an amended complaint against the original defendants.

        In November 2001, the court granted the plaintiffs' motion and allowed the plaintiffs to file their amended complaint against Mr. Putnam and the other defendants, except Archipelago L.L.C.

        On January 16, 2002, the plaintiffs filed a second amended complaint that seeks compensatory and punitive damages in excess of $80.0 million, as well as reimbursement of attorneys' fees and the cost of litigation.

        On March 24, 2004, the plaintiffs filed a motion for leave to file a third amended complaint, which, if granted, would replace the second amended complaint. On April 28, 2004, the defendants filed a motion in opposition to the plaintiffs' motion for leave to file a third amended complaint.

        In addition to the litigation described above, on March 23, 2004, the plaintiffs filed a separate complaint against Archipelago Holdings, L.L.C. and "ArcaEx" alleging, among other things, unjust enrichment in connection with the alleged activities of the CTA member defendants, including Mr. Putnam. On September 14, 2004, the Illinois Circuit Court entered an order dismissing both Archipelago Holdings L.L.C. and "ArcaEx" from this litigation with prejudice.

        Lozman Litigation.    Archipelago, L.L.C., Archipelago Holdings, L.L.C., Terra Nova Trading, L.L.C., an investor in Archipelago and Mr. Putnam, were named as defendants in a civil action filed in the Circuit Court of Cook County, Illinois, on August 9, 1999. One plaintiff, Fane Lozman, is a former business associate of Mr. Putnam, and another plaintiff, Blue Water Partners, Inc., is a corporation owned by Mr. Lozman. Mr. Putnam was at one time its president. The wrongful conduct alleged in plaintiffs' complaint predates Archipelago's formation in December 1996. Plaintiffs alleged that Archipelago (i) breached a joint venture agreement with the plaintiffs, (ii) engaged in corporate oppression in violation of Illinois law, (iii) usurped corporate opportunities belonging to the plaintiffs in the form of the plaintiffs' "ideas" concerning electronic communication networks, electronic trading and electronic stock exchanges, (iv) breached duties of good faith and fair dealing, and (v) conspired with the other defendants to injure the plaintiffs. The lawsuit seeks, among other relief, money damages, an accounting and the imposition of a constructive trust on all property, benefits, profits and unjust enrichment the defendants have received and will receive by virtue of the alleged wrongful acts.

We believe these claims relate only to Terra Nova Trading's ownership in Archipelago and any direct or indirect interest of Mr. Putnam, Stuart Townsend and MarrGwen Townsend in Archipelago.

        The Circuit Court dismissed all of the plaintiffs' claims against Archipelago on March 20, 2000. In April 2002, the Appellate Court of Illinois affirmed the Circuit Court's order of dismissal, except that it determined that it did not have appellate jurisdiction to review the dismissal of the plaintiffs' claims against Archipelago for usurpation of corporate opportunities, which contend that Archipelago is derivatively liable for the conduct of the remaining defendants.

        With regard to the remaining claims against the Putnam and Terra Nova Trading, LLC, a trial by jury commenced in November 2004. On December 16, 2004, the jury rendered binding verdicts on the oral and written contract claims and found that Mr. Putnam and Terra Nova Trading, L.L.C. were not liable. The jury also found that the releases executed in 1995 by and between the plaintiffs and Mr. Putnam and Terra Nova Trading, LLC, were valid and enforceable. As for the claim that Mr. Putnam breached his fiduciary duty to the plaintiffs, the jury issued an advisory verdict to the judge in which it determined that Mr. Putnam and Terra Nova Trading, LLC, had usurped a corporate opportunity in violation of his fiduciary duties. The jury also answered a non-binding special interrogatory in which it valued the usurped opportunity at $2.5 million. However, the judge determined that because Plaintiff's fiduciary duty claim is equitable in nature, the judge, rather than the jury, would make the final, binding determination as to Mr. Putnam's liability under this claim and the amount of damages. On July 25, 2005, the court entered a final judgment in favor of Mr. Putnam and the other defendants on all counts including the plaintiffs' claim of usurpation of corporate opportunity and breach of fiduciary duty.

  Other

        In addition to the matters described above, from time to time we are involved in various legal proceedings arising in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on our operating results or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        From December 29, 2005 until the closing of the merger on March 7, 2006, NYSE Group, Inc. was owned by the NYSE and Archipelago (each owning 50%). Before December 29, 2005, NYSE Group did not have any stockholders. No matters were submitted to a vote of NYSE Group security holders during the fiscal year ended December 31, 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the NYSE and commenced trading on March 8, 2006 under the ticker symbol "NYX." Prior to that date, there was no public market for our common stock.

        As of March 29, 2006, there were approximately 1,300 holders of record of our common stock. As of March 23, 2006, there were approximately 58,000 beneficial holders of our common stock.

        The following table sets forth, for the period indicated, the high and low sale prices of our common stock, as reported on the NYSE:

	Price
Calendar Quarter
	High	Low
2006
First Quarter (through March 29, 2006)(1)	$90.35	$66.98

(1)
First quarter figures for 2006 are given for the period from March 8, 2006 (the date our common stock commenced trading on the NYSE) to March 29, 2006.

        In connection with the merger of the NYSE and Archipelago, on December 29, 2005, each of the NYSE and Archipelago paid $100 for 1 share of NYSE Group common stock. These shares were offered and sold by us in reliance upon the exemptions provided for in Section 4(2) of the Securities Act relating to sales not including any public offering. The proceeds from this sale will be used for general corporate purposes.

        No dividends have ever been paid on our common stock. Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

        As of December 31, 2005, there were no outstanding options, warrants, or rights on our common stock. However, there were outstanding options on and restricted stock units with respect to Archipelago Holdings, Inc. common stock on December 31, 2005, which were then converted to options on and restricted stock units with respect to NYSE Group, Inc. common stock on March 7, 2006, the date the merger was completed. The following table sets forth information regarding the outstanding options and restricted stock units on Archipelago Holdings, Inc. common stock as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,724,482	$12.81	1,481,457
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,724,482	$12.81	1,481,457

ITEM 6.    SELECTED FINANCIAL DATA

        NYSE Group is a Delaware corporation formed for the purpose of consummating the business combination of the NYSE and Archipelago, which was completed on March 7, 2006. The merger of the NYSE and Archipelago has been treated as a purchase business combination for accounting purposes, with the NYSE designated as the acquirer. As such, the historical financial statements of the NYSE have become the historical financial statements of NYSE Group. Set forth below are selected historical financial data for: (1) the NYSE, as the predecessor to NYSE Group; and (2) Archipelago, as predecessor to NYSE Arca and which was acquired by NYSE Group on March 7, 2006 as a result of the merger. Because the merger was not consummated on or before December 31, 2005, the following selected historical financial data reflect the NYSE and Archipelago separately.

Selected Historical Financial Data of the NYSE (as the predecessor to NYSE Group)

        The following selected consolidated financial data has been derived from the historical consolidated financial statements and related notes for the years ended December 31, 2001 through December 31, 2005. The information presented here is only a summary, and it should be read together with our consolidated financial statements set forth on pages 124 to 155 of this report. The information set forth below is not necessarily indicative of NYSE Group's results of future operations and should be read in conjunction with "Selected Financial Data—NYSE Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in millions)
Results of Operations
Revenues:
Activity assessment fees	$594.6	$359.8	$419.7	$290.4	$358.1
Listing fees	342.7	329.8	320.7	299.6	297.2
Data processing fees	182.9	220.7	224.8	224.6	223.2
Market information fees	178.2	167.6	172.4	168.9	160.3
Trading fees	145.8	153.6	157.2	152.8	144.6
Regulatory fees	129.8	113.3	113.2	120.4	152.2
Facility and equipment fees	49.4	50.4	60.6	52.7	48.1
Membership fees	6.4	8.3	11.0	12.8	11.6
Investment and other income	87.9	45.8	43.6	48.7	78.3

Total revenues	1,717.7	1,449.3	1,523.2	1,370.9	1,473.6
Section 31 fees	594.6	359.8	419.7	290.4	358.1

Revenues, less Section 31 fees(1)	1,123.1	1,089.5	1,103.5	1,080.5	1,115.5
Expenses:
Compensation	509.8	522.6	520.5	512.3	508.2
Systems and related support	124.1	138.6	146.0	143.6	151.8
Professional services	127.7	132.7	97.5	116.9	133.1
Depreciation and amortization	103.4	95.7	89.0	81.4	74.5
Occupancy	70.6	68.6	67.0	66.3	56.1
General and administrative	69.7	84.3	76.5	102.4	126.2
Archipelago merger and related exit costs(2)	26.1	—	—	—	—

Total expenses	1,031.4	1,042.5	996.5	1,022.9	1,049.9
Income before provision for income taxes and minority interest	91.7	47.0	107.0	57.6	65.6
Provision for income taxes	48.9	15.8	45.2	18.7	22.7
Minority interest in income of consolidated subsidiary	2.0	1.0	1.3	2.3	3.3

Net income	$40.8	$30.2	$60.5	$36.6	$39.6

	As of December 31,
	2005	2004	2003	2002	2001
	(in millions)
Balance Sheet
Total assets	$2,204.1	$1,982.3	$2,009.2	$1,999.8	$1,973.6
Current assets	$1,464.2	$1,264.6	$1,293.9	$1,227.6	$1,225.9
Current liabilities	685.0	486.9	513.2	434.2	481.8

Working capital	$779.2	$777.7	$780.7	$793.4	$744.1

Long term obligations(3)	$684.9	$694.7	$736.2	$877.8	$823.9
Equity of members	$807.8	$767.0	$736.9	$676.4	$639.8

(1)
For a description of revenues, less Section 31 fees, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Discussion and Analysis of Financial Condition and Results of Operations of NYSE Group and the NYSE—Sources of Revenue—Activity Assessment Fees." We consider revenues, less Section 31 fees, to be a useful measure of results of operations because the NYSE pays Section 31 fees to the SEC and receives activity assessment fees from its member organizations clearing or settling trades. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on the NYSE's net income.

(2)
Represents $18.5 million in legal costs, $3.9 million in severance payments and $3.7 million in integration costs incurred in 2005 in connection with the merger with Archipelago.

(3)
Represents liabilities due after one year, including accrued employee benefits and the long term portion of deferred revenue.

Selected Financial Data of Archipelago (as the predecessor to NYSE Arca)

        The selected financial data presented below is derived from Archipelago's consolidated financial statements, which have been audited by Ernst and Young LLP, independent registered public accountants. Such selected financial data should be read in connection with Archipelago's consolidated financial statements and related notes included on pages 156 to 184 of this report. Historical financial statement information may not be indicative of Archipelago's future performance.

	Year ended December 31,
	2005(1)	2004(2)	2003	2002(3)	2001
	(in millions, except per share data)
Results of Operations
Revenues(5):
Transaction fees	$425.0	$434.5	$380.6	$346.2	$172.2
Activity assessment fees(6)	48.0	—	—	—	—
Market data fees(7)	62.0	56.4	29.0	1.7	—
Listing and other fees	6.4	0.4	0.5	0.3	—

	541.4	491.3	410.1	348.2	172.2
Equity entitlements(8)	—	—	—	—	(17.0)

Total revenues	541.4	491.3	410.1	348.2	155.2
Section 31 fees(6)	48.0	—	—	—	—

Revenues, less Section 31 fees	493.4	491.3	410.1	348.2	155.2

Cost of revenues(5):
Liquidity payments(9)	206.9	203.5	154.2	45.8	—
Routing charges	66.7	88.7	113.8	150.5	63.9
Clearance, brokerage and other transaction expenses(10)	5.9	13.7	45.0	86.8	29.1

Total cost of revenues	279.5	305.9	313.0	283.1	93.0

Gross margin	213.9	185.4	97.1	65.1	62.2

Indirect expenses(5):
NYSE merger costs and related executive compensation(11)	46.1	—	—	—	—
Other employee compensation and benefits	51.6	38.4	36.1	21.6	21.7
Depreciation and amortization	21.6	22.9	25.9	16.6	10.1
Communications	19.5	16.3	18.3	23.1	26.8
Marketing and promotion	22.2	20.1	8.1	19.0	24.5
Legal and professional	12.6	11.1	8.3	7.0	6.5
Occupancy	6.7	4.2	4.0	2.5	2.0
General and administrative	16.2	11.3	9.9	8.5	8.0

Total indirect expenses	196.5	124.3	110.6	98.3	99.6

Operating income (loss)	17.4	61.1	(13.5)	(33.2)	(37.4)
Interest and other, net	4.5	1.6	0.6	1.3	3.3
Unrealized loss on investment owned	—	—	—	(2.7)	(3.9)

Income (loss) before income tax provision	21.9	62.7	(12.9)	(34.6)	(38.0)
Income tax provision(12)	9.4	5.3	—	—	—

Income (loss) from continuing operations	12.5	57.4	(12.9)	(34.6)	(38.0)
Income (loss) from discontinued operations(4)	3.8	11.5	14.7	(1.0)	—

Net income (loss)	16.3	68.9	1.8	(35.6)	(38.0)
Deemed dividend on convertible preferred shares(13)	—	(9.6)	—	—	—

Net income (loss) attributable to common stockholders	$16.3	$59.3	$1.8	$(35.6)	$(38.0)

Basic earnings (loss) per share from:
Continuing operations	$0.27	$1.42	$(0.36)	$(1.11)	$(2.35)
Discontinued operations	0.08	0.29	0.41	(0.03)	—
Deemed dividend on convertible preferred shares(13)	—	(0.24)	—	—	—

Basic earnings (loss) per share(14)	$0.35	$1.47	$0.05	$(1.14)	$(2.35)

Diluted earnings (loss) per share from:
Continuing operations	$0.26	$1.34	$(0.35)	$(1.11)	$(2.35)
Discontinued operations	0.08	0.27	0.40	(0.03)	—
Deemed dividend on convertible preferred shares(13)	—	(0.22)	—	—	—

Diluted earnings (loss) per share(14)	$0.34	$1.38	$0.05	$(1.14)	$(2.35)

Basic weighted average shares outstanding(14)	46.8	40.3	36.2	31.2	16.2
Diluted weighted average shares outstanding(14)	47.8	42.9	37.0	31.2	16.2
	As of December 31,
	2005(1)	2004(2)	2003	2002(3)	2001
	(in millions, except per share data)
Balance Sheet(4)
Cash and cash equivalents(1)(6)(15)(16)	$134.4	$145.2	$94.4	$28.2	$54.8
Receivables from brokers, dealers and customers, net(6)	56.6	31.4	31.7	21.6	20.8
Receivables from related parties, net(5)	23.3	42.9	35.4	16.2	10.1
Total assets	579.8	543.9	471.3	379.6	234.4
Total stockholders' equity	422.1	460.9	303.3	302.8	195.8

(1)
In September 2005, Archipelago completed the acquisition of PCX Holdings and its subsidiaries for a total purchase price of approximately $94.0 million consisting of a $90.9 million cash payment to PCX Holdings stockholders and certain employees of PCX Holdings and its subsidiaries, and approximately $3.1 million of direct costs incurred by Archipelago as part of this acquisition. The results of operations of PCX Holdings have been included in Archipelago's results of operations since October 1, 2005.

(2)
On August 11, 2004, prior to the consummation of its initial public offering, Archipelago Holdings L.L.C. converted from a Delaware limited liability company to a Delaware corporation, Archipelago Holdings, Inc.

(3)
On March 15, 2002, Archipelago completed a merger with REDIBook ECN L.L.C., a competing ECN, as a result of which Archipelago significantly increased its trading volumes in Nasdaq-listed securities.

(4)
Pursuant to a September 2005 order from the SEC, Archipelago undertook to divest Wave Securities L.L.C., a wholly owned subsidiary of Archipelago providing agency brokerage services. The results of operations and financial position of Wave Securities are presented as discontinued operations in the consolidated financial statements. All historical periods presented have been restated to reflect such presentation. Archipelago completed the sale of Wave Securities on March 3, 2006.

(5)
Archipelago engages in a significant amount of business with related parties in the ordinary course of its business. For a discussion of Archipelago's related-party transactions, see Note 10 to Archipelago's consolidated financial statements included elsewhere in this report.

(6)
Archipelago pays Section 31 fees to the SEC based on fee schedules determined by the SEC and, in turn, collects activity assessment fees from equity trading permit and option trading permit holders trading on ArcaEx and the Pacific Exchange, respectively. Activity assessment fees received are included in cash and cash equivalents at the time of receipt, and, as required by law, the amount due to the SEC is recorded as an accrued liability and remitted semiannually. Following the September 2005 acquisition of PCX Holdings, activity assessment fee revenue and Section 31 fee expense are presented gross in Archipelago's statement of operations. These fees have had no impact on Archipelago's consolidated statement of operations.

(7)
Following the launch of ArcaEx in March 2002, Archipelago began earning revenues from market data fees based on the level of trading activity on ArcaEx. As the operator of ArcaEx, Archipelago became eligible to participate in the sale of market data to, and the receipt of market data fees from, centralized aggregators of this information.

(8)
In January 2000, Archipelago implemented an equity entitlement program under which participating customers became eligible to earn "equity entitlements" based on the volume of order flow on Archipelago's trading platforms. Equity entitlements were converted into Class B shares of Archipelago Holdings L.L.C. without additional consideration. These shares were converted into shares of Archipelago common stock in the conversion of Archipelago Holdings L.L.C. into Archipelago Holdings, Inc.

(9)
In April 2002, to enhance the liquidity of its system, Archipelago began to pay a small fee per share, referred to as "liquidity payments," to participants that post certain buy orders and sell orders on the Archipelago system when the quote is executed against by other participants purchasing and selling internally on the Archipelago system. Archipelago generally does not pay these fees for orders posted on NYSE-listed securities.

(10)
Archipelago undertook self-clearing initiatives of its routing broker and introducing broker businesses. Effective in January 2005, Archipelago began to self-clear trades routed by ArcaEx to other market centers for execution. In addition, effective in July 2004, Archipelago began to self-clear trades effected by non-ETP broker-dealer customers accessing ArcaEx through Archipelago Trading Services. In addition, due to the lower percentage of orders routed out to other market centers, Archipelago's number of trades subject to clearing costs has decreased.

(11)
In connection with its merger with the NYSE, Archipelago incurred legal, banking, regulatory and other fees in 2005. In addition, Archipelago incurred certain executive compensation expenses as a result of the acceleration of payments to, and vesting of restricted stock units of, Archipelago officers in 2005.

(12)
As a limited liability company, all income taxes were paid by the members of Archipelago. As a corporation, Archipelago is responsible for the payment of all U.S. federal, state and local corporate income taxes.

(13)
In August 2004, in connection with its initial public offering, Archipelago converted 16,793,637 Class A preferred shares of Archipelago (sold to GAP Archa Holdings, L.L.C., an affiliate of General Atlantic, on November 12, 2003 for total consideration of $50.0 million) into 4,449,268 shares of Archipelago common stock. Included in this conversion was the issuance of 717,349 shares of common stock attributable to a $9.6 million beneficial conversion feature included in the previously issued redeemable preferred interest.

(14)
In August 2004, in connection with Archipelago's reorganization, the members of Archipelago Holdings L.L.C. received 0.222222 shares of Archipelago common stock for each membership held by the member in Archipelago Holdings L.L.C. The weighted average number of shares used in the basic and diluted earnings per share computations gives retroactive effect to this 4.5-for-1 reverse stock split.

(15)
As approved by the board of managers of Archipelago Holdings L.L.C. on July 16, 2004, Archipelago Holdings L.L.C. made a cash distribution to its members immediately prior to the conversion transaction. The cash distribution provided funds to the members to permit them to pay taxes that the members owe for their share of Archipelago's profits in 2004 as a limited liability company through the date of the conversion transaction, calculated primarily based on the highest federal and state income tax rate applicable for tax withholding purposes to an individual. The cash distribution was approximately $24.6 million and resulted in a corresponding reduction to cash and cash equivalents. As used in this discussion, the term "members" refers to the former owners of Archipelago Holdings L.L.C.

(16)
In August 2004, Archipelago completed its initial public offering and sold 6,325,000 shares of Archipelago common stock at $11.50 per share. Archipelago received net proceeds of $67.6 million and incurred approximately $6.8 million in expenses in connection with its initial public offering.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF NYSE GROUP AND THE NYSE

Overview

        We are a holding company that, through our subsidiaries, operates two securities exchanges: the NYSE and NYSE Arca (formerly known as the Archipelago Exchange, or ArcaEx®, and the Pacific Exchange). We are a leading provider of securities listing, trading and market data products and services. We were formed in connection with the merger of the NYSE and Archipelago, which was completed on March 7, 2006. Before that date, NYSE Group, Inc. had no assets (other than the $200 it received on December 29, 2005 from the sale of one share of its common stock to each of New York Stock Exchange, Inc. and Archipelago Holdings, Inc.) and had not conducted any material activities other than those incident to its formation. As of March 7, 2006, the NYSE and Archipelago became wholly owned subsidiaries of NYSE Group.

NYSE/Archipelago Merger

        On April 20, 2005, the NYSE entered into a definitive merger agreement with Archipelago, pursuant to which the NYSE and Archipelago agreed to combine their businesses and become wholly owned subsidiaries of NYSE Group, a newly-created, for-profit and publicly-traded holding company.

        In the merger, each NYSE member was entitled to receive in exchange for its NYSE membership $300,000 in cash and 80,177 shares of NYSE Group common stock. In addition, a cash dividend of $70,571 was declared and paid to each holder of record of a NYSE membership as of March 6, 2006. In the merger, the NYSE members had the opportunity to make either a cash election to increase the cash portion (and decrease the stock portion) of their merger consideration, or a stock election to increase the stock portion (and decrease the cash portion) of their merger consideration. These elections were subject to proration. The aggregate number of shares of NYSE Group common stock issued to all of the NYSE members in the merger, together with the aggregate number of shares reserved for issuance to NYSE employees, equaled approximately 70% of the NYSE Group common stock issued and outstanding at the closing of the merger, on a diluted basis.

        In the merger, (i) each share of the issued and outstanding shares of Archipelago common stock converted automatically into the right to receive one share of NYSE Group common stock; (ii) all outstanding stock options of Archipelago, whether vested or unvested, converted into options to purchase an equivalent number of shares of NYSE Group common stock; and (iii) all outstanding restricted stock units of Archipelago converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) received by Archipelago stockholders equaled approximately 30% of the issued and outstanding shares of NYSE Group common stock at the closing of the merger, on a diluted basis.

        As a result of the merger, we expect to achieve operational synergies resulting from the consolidation of capabilities and elimination of redundancies, and to achieve greater efficiencies from increased scale, market integration, more automation and a for-profit structure. We have identified cost saving opportunities in a number of areas, including hiring freezes and headcount reductions, the elimination of overlaps in technology, marketing, occupancy, and general and administrative costs, and increased efficiencies in our general business processes. For a discussion of the risks associated with realizing these operational synergies, see "Item 1A. Risk Factors—We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the combination of the NYSE and Archipelago."

Basis of Presentation

        The merger has been treated as a purchase business combination for accounting purposes, with the NYSE designated as the acquirer. As a result, the historical results of the NYSE will become the historical results of NYSE Group. The following sections present management's discussion and analysis of financial condition and results of operations of the NYSE (as the predecessor to NYSE Group) and Archipelago (as predecessor of NYSE Arca). Because the merger was not consummated on or before December 31, 2005, the historical financial statements reflect each of the NYSE and Archipelago separately.

Business Environment

        The business environment in which the NYSE has operated has been characterized by challenging business conditions. Ongoing regulatory developments, increasing scrutiny of execution costs, unbundling of financial services and enhancements in trading and trade processing technology have created an unprecedented level of competition in the provision of trade execution and related services. In addition, changes in market-related legislation have affected the capital raising process in the United States and abroad.

        This environment has affected the NYSE's business and the components of its results of operations, and is likely to affect the NYSE Group's results to varying degrees in the future. In particular, these business, economic, regulatory and competitive conditions affect:

  •
  overall trading volume on the NYSE of its listed securities;

  •
  the prices that the NYSE can charge its member organizations for trade execution and other trade-related services provided by the NYSE;

  •
  domestic and international companies' decisions to raise capital through an issuance of shares on the NYSE; and

  •
  whether companies that are listed on another market will transfer their listing to the NYSE or whether listed companies will remain listed on the NYSE.

        The securities industry also has experienced a number of global, technological and regulatory developments. There has been substantial consolidation of industry participants, resulting in stronger competitors able to offer multiple products and services. In addition, following the development of new products and the convergence of different classes of securities, investors have increased their demands for these products, particularly for multi-class execution products.

        The business environment in which the NYSE has operated has been characterized by the following trends:

  •
  increased global competition

  •
  greater emphasis on faster and more cost efficient trade execution;

  •
  demand for transparency and stronger corporate growth;

  •
  growth in trade volumes; and

  •
  regulatory developments, including Regulation NMS.

        For more concerning these trends and developments, see "Item 1. Business—Industry Overview."

Segment Reporting

        During the periods presented, the NYSE operated under two reportable segments, NYSE Market and SIAC Services. The segments were managed and operated as two business units and organized based on services provided to customers. Upon completion of the merger, NYSE Group may operate and manage its businesses in a different manner and under different reportable segments.

        Fees derived from obtaining new listings and from existing listings on the NYSE, trade execution on the NYSE and distribution of market information to data subscribers were allocated to NYSE Market. NYSE Market also included membership fees, regulatory fees and investment and other income.

        SIAC Services included fees from the provision of communication and data processing operations and systems development functions to the NYSE and third-party customers, which are included in data processing fees on the consolidated statements of income.

        Expenses allocated to NYSE Market and SIAC Services were the direct expenses related to running those segments.

Operating Data

        The NYSE's revenues were affected by many factors, including the number of companies listed on the NYSE (both new and continuing), corporate actions by these companies (for example, stock splits and mergers), trading activity, demand for data processing, member organization activity, and demand for market information. The following table presents selected operating data for the periods presented. A description of the manner in which the NYSE calculated its trading volumes and other operating measures is set forth below.

NYSE Business Drivers

	Year Ended December 31,
	2005	2004	2003
Company Listings:
NYSE listed issuers(1)	2,672	2,618	2,561
Number of new issuer listings(2)	192	165	109
NYSE share (%) of domestic qualified new operating company listings proceeds (IPOs)(3)	91.5%	90.0%	82.5%
NYSE share (%) of international qualified new operating company listings proceeds (IPOs)(4)	95.8%	96.6%	100.0%
Trading Activity: NYSE-Listed Common and Warrants(5)
Consolidated average daily volume (millions of shares)(6)	2,001.2	1,774.6	1,691.9
% change	12.8%	4.9%	—
NYSE listed average daily volume (millions of shares)(6)	1,529.3	1,402.7	1,341.0
% change	9.0%	4.6%	(3.4)%
NYSE share of trading—full day (%)(7)	76.4%	79.0%	79.3%
NYSE share of trading—trading hours (%)(8)	78.6%	81.1%	81.5%
Trading Activity: Other:(9)
NYSE UTP ETF average daily volume (millions of shares)(10)	5.4	7.9	10.6
Average daily volume in crossing sessions, preferred stocks and other issues(11)	61.4	42.1	41.6
Market Information:
Tape A share of trades (%)(12)	87.5%	90.6%	89.8%
Professional subscribers	413,458	411,343	402,152

Regulatory Fees:
Gross FOCUS revenues ($billions)(13)	187.3	145.4	145.7
Data Processing:
% SIAC revenue from non-NYSE customers	42.0%	45.1%	47.0%

(1)
Number of listed operating companies, closed-end funds and ETFs as of period end.

(2)
Includes initial public offerings and transfers of common stocks from other markets.

(3)
Proceeds raised by NYSE-listed domestic IPOs/Total proceeds raised by qualified domestic IPOs. Qualified IPOs represent initial public offerings of issuers that meet the NYSE's initial listing criteria.

(4)
Proceeds raised by NYSE-listed international IPOs/Total proceeds raised by qualified international IPOs. We deem the initial capital-raising event in the United States involving a listing of a non-U.S. issuer to be an international IPO for purposes of this calculation. Qualified IPOs represent initial public offerings of issuers that meet the NYSE's initial listing criteria.

(5)
Trading activity includes only trades executed in NYSE-listed common stocks and warrants, as defined by the NYSE, and excludes any trading activity in NYSE's preferred stocks, rights, structured products (including NYSE-listed ETFs) and during the NYSE's four crossing sessions (which are periods during which trading takes place after the close of regular trading sessions).

(6)
Consolidated average daily volume includes the trading volume executed across all exchanges as reported to the consolidated tape between 4:00 am to 8:00 pm EST. NYSE-listed average daily volume includes the trading volume executed on the NYSE during normal NYSE business hours (currently 9:30 am to 4:00 pm EST). The consolidated aggregate trading volume and the NYSE-listed aggregate trading volume are then divided by the appropriate number of trading days in the period.

(7)
Represents the NYSE average daily volume executed during normal NYSE business hours (currently 9:30 am to 4:00 pm EST) divided by the consolidated average daily volume executed full day (currently 4:00 am to 8:00 pm EST).

(8)
Represents the NYSE average daily volume executed during normal NYSE business hours (currently 9:30 am to 4:00 pm EST) divided by the consolidated average daily volume executed during normal NYSE business hours.

(9)
Other trading activity includes any trades executed on the NYSE that were not included in note (5) above, including (a) trades executed on the NYSE in non-listed ETFs under NYSE's unlisted trading privileges, (b) trades executed during the NYSE's four crossing sessions, and (c) trades executed on the NYSE in preferred stocks, rights, and structured products. Unlisted trading privileges, or UTP, refer to the right of exchanges and other markets centers under the Exchange Act to trade securities listed on any national securities exchange.

(10)
The NYSE began trading ETFs on a UTP basis on the NYSE on July 31, 2001. The NYSE currently trades over 47 ETFs on a UTP basis, including the Standard & Poor's Depositary Receipts® (SPY) and the Dow Industrials DIAMONDS® (DIA).

(11)
Represents trading volumes executed on the NYSE in preferred stocks, rights, structured products (including NYSE-listed ETFs) and trading volumes executed during the NYSE's four crossing sessions.

(12)
Represents the NYSE's share of qualifying trades in NYSE-listed securities reported by the NYSE to the consolidated tape, as compared to the total number of qualifying trades in NYSE-listed securities reported to the consolidated tape by all other participating market centers. The consolidated tape refers to a collection of market data that multiple markets make available on a consolidated basis. "Tape A" refers to trades in NYSE-listed securities reported to the consolidated tape.

(13)
Gross FOCUS revenues represent revenues generated by member broker-dealers as reported on their "FOCUS" report (as required by the SEC). A member broker-dealer regulatory fee is based on the revenues reported. The NYSE records revenue on a six-month lag; the data is provided on this basis.

Sources of Revenues

        During the periods presented, the NYSE generated revenue from the sources discussed below. NYSE Group will continue to generate revenue from these sources except as otherwise provided below.

  Activity Assessment Fees

        The NYSE paid SEC fees pursuant to Section 31 of the Securities and Exchange Act of 1934. These fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE, in turn, collected activity assessment fees from member organizations clearing or settling trades on the NYSE and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. NYSE recorded activity assessment fee revenue and Section 31 fees expense on its consolidated statements of income as the NYSE bears the credit risk associated with the collection of these fees.

  Listing Fees

        Listing fees are paid by companies when they initially list on the NYSE and annually thereafter. Original fees consist of two components, original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE, such as stock splits, rights issues, sales of additional securities, and mergers and acquisitions, again, subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the company at the end of the previous year. These fees are recognized on a pro-rata basis over the calendar year. Original fees are recognized on a straight-line basis over estimated service periods of 10 years. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

  Data Processing Fees

        Data processing fees are charged by SIAC to customers other than the NYSE (fees charged to the NYSE are eliminated in consolidation) for communication services, data processing operations and systems development functions. SIAC operates on a cost recovery model driven by its customers' demands. Under this model, any increase or decrease in SIAC's operating expenses results in a corresponding change in its revenues. In addition, SIAC earns revenues through its subsidiary, Sector, Inc.

  Market Information Fees

        NYSE collected market information fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of joint processing and administration costs) are distributed to participating markets on the basis of their respective number of trades. Last sale prices and quotes in NYSE-listed securities are disseminated through "Network A," or "Tape A," and this constitutes the majority of the NYSE's revenues from consortium-based market data revenues. NYSE also received a share of the revenues from "Network B," or "Tape B," which represents data related to trading of AMEX-listed securities and certain securities that are listed on other national securities exchanges. These revenues are influenced by demand for the product by professional and non-professional subscribers, as well as the NYSE's share of trades. In addition, NYSE Group receives fees for television broadcasts, vendor access and other usage fees related to per quote or per trade data. NYSE proprietary products make available market data covering activity that takes place solely on the NYSE's market, independent of activity on other markets. NYSE's own products include NYSE OpenBook®, NYSE Broker Volume®, NYSE Alerts, and various NYSE databases. Revenues generated by proprietary products are not shared with other markets.

  Trading Fees

        Trading fees are paid by member organizations based on their trading activity on the NYSE. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place at the NYSE, and the fee amounts vary, based on the size and type of trade that is consummated. There is no fee for small electronic trades. All members and member organizations pay trading fees except "$2 brokers" (who, by definition, effect transactions only for other member organizations) and specialists (who only pay fees for trading ETFs). There are two caps that apply to the net trading fees, and member organizations pay the lesser of these two fee caps on a monthly basis. The first cap is a fixed dollar amount maximum of $600,000 per month. The second is a variable cap that is equal to 2% of the net commissions that a member organization earns on the trades it executes on the trading floor. NYSE Group's pricing structures are currently undergoing a fundamental examination as part of a broad strategic review of the NYSE Group's opportunities for revenue growth and efficiency improvement and to better capture value for the services rendered by aligning more closely transaction revenue with executed volume, product expansion and new product development. NYSE Group is currently exploring opportunities to develop new transaction pricing structures. NYSE Group intends to introduce a new NYSE transaction fee structure in 2006, although it is not possible at this time to predict the timing, scope, or potential impact of any such transaction fee changes, because these transaction fee changes are still being reviewed internally, and any proposed amendments have not yet been filed with the SEC for approval. Transaction fees that NYSE Group earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS. See "Item 1. Business—Regulation—Recent Regulatory Developments—Regulation NMS". NYSE Group cannot predict or quantify the impact these rule changes will have on its business, including the impact of transaction fees.

  Regulatory Fees

        Regulatory fees are principally comprised of member regulation fees and market surveillance fees collected by NYSE. (Regulatory fines are recorded in Other Income.) Member regulation fees are based on member organizations' Gross FOCUS Revenues (as required by the SEC) that is, revenues generated by member broker-dealers and reported on a six-month lag basis—as well as on the number of branch offices of member broker-dealers, and the number of registered representatives. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor. Other regulatory fees include revenue from applications, registration of branch offices and specialists, as well as fees for certain licensing examinations necessary to operate in the securities industry.

  Facility and Equipment Fees

        Facility and equipment fees comprise fees received for services provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor. These services include booth and post space, communication, trading analysis and technology.

        Historically, the NYSE charged each specialist firm for both the number of post spaces occupied on the trading floor, and for each registered specialist. However, as of January 1, 2006, the NYSE introduced a new pricing structure to replace several fees that had been previously charged by the NYSE to specialists. Under this new structure, referred to as the "Specialist Trading Privilege Fee," specialists are charged an annual fee per symbol traded on the NYSE, and this fee is determined based on the consolidated average daily dollar volume of each particular symbol traded by the specialists. The NYSE has charged floor brokers for each booth occupied on the trading floor, and rates vary depending on the location of the particular booth. Specialists and floor brokers also pay an annual fee for each of their clerks working on the trading floor. Fees are also charged to trading floor participants for a variety of services provided by the NYSE, including eBroker handheld devices, phone service, radio paging and connections to third-party market data providers.

  Membership Fees

        Historically, the NYSE generated annual membership revenues from its regular members and electronic access members. Prior to the merger with Archipelago, the NYSE's 1,366 regular members paid annual dues. In addition, each electronic access member of the NYSE paid an annual fee to the NYSE that provided such member with electronic access to the trading floor for a 12-month period. The annual electronic access member fee was equal to 90% of the 6-month average of the annual rentals payable under the bona fide leases of memberships entered into during each of the six calendar months prior to the most recently completed quarter. In addition to the annual membership fees, the NYSE generated revenues by charging a fee in conjunction with the purchase or lease of a NYSE membership.

        After the completion of the merger between the NYSE and Archipelago, the right to trade on the NYSE ceased to be tied to membership, and as a result these fees no longer exist. Instead, fees will be collected through the sale of annual trading licenses. On January 4, 2006, the NYSE completed a modified Dutch auction, as a result of which 1,274 trading licenses were sold at an annualized price of $49,290 per license.

  Investment and Other Income

        Investment and other income consists of investment income from the NYSE's portfolio, regulatory fines, insurance reimbursements and any other income not classified in one of the above categories. Insurance reimbursements are typically from legal expenses incurred, as well as reimbursements related to September 11, 2001 events. Regulatory fines are used for regulatory purposes.

  Section 31 Fees

        See "—Activity Assessment Fees" above.

Components of Expense

        Set forth below are the components of expense for the NYSE for the periods presented. NYSE Group expects to incur these categories of expenses in the future.

  Compensation

        The NYSE's compensation expense included employee salaries, incentive compensation and related benefits expense, including pension, medical, postretirement medical, and supplemental executive retirement plan ("SERP") charges. Part-time help, primarily related to security personnel at the NYSE, is also recorded in this category.

  Systems and Related Support

        The NYSE's systems expense included costs for development and maintenance of trading, regulatory and administrative systems as well as investments in system capacity, reliability and security, all of which the NYSE considers critical to its business.

  Professional Services

        The NYSE's professional services expense included consulting charges related to various technological and operational initiatives, as well as legal and audit fees.

  Depreciation and Amortization

        This item included costs from depreciating fixed assets over their estimated useful lives. It also includes depreciation of computer hardware and capitalized software.

  Occupancy

        This item included costs related to the NYSE's leased premises, as well as real estate taxes and maintenance of owned premises.

  General and Administrative

        General and administrative expenses included insurance premiums, advertising, printing and promotion expenses, travel and entertainment expenses as well as other administrative types of expenses.

  Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", requiring that compensation cost associated with share-based payment transactions be recognized in financial statements. NYSE Group adopted SFAS 123(R) during the first quarter of 2006.

        On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to previous NYSE and SIAC officers and employees. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date.

        Based on stock option and restricted stock awards outstanding as of March 31, 2006, we expect to recognize a pre-tax expense of approximately $52.0 million in fiscal 2006 in connection with SFAS 123(R). Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. We estimate an expected forfeiture rate while recognizing the expense associated with these awards.

Results of Operations

  Year Ended December 31, 2005 Versus Year Ended December 31, 2004

  Overview

        The following table sets forth the NYSE's consolidated statements of income for the years ended December 31, 2005 and December 31, 2004, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2005, as compared to such item for the year ended December 31, 2004.

	Year Ended December 31,
			Percent Increase (Decrease)
	2005	2004
	(amounts in millions)
Revenues:
Activity assessment fees	$594.6	$359.8	65.3%
Listing fees	342.7	329.8	3.9%
Data processing fees	182.9	220.7	(17.1)%
Market information fees	178.2	167.6	6.3%
Trading fees	145.8	153.6	(5.0)%
Regulatory fees	129.8	113.3	14.5%
Facility and equipment fees	49.4	50.4	(1.9)%
Membership fees	6.4	8.3	(23.8)%
Investment and other income	87.9	45.8	92.1%

Total revenues	1,717.7	1,449.3	18.5%
Section 31 fees	594.6	359.8	65.3%

Revenues, less Section 31 fees	$1,123.1	$1,089.5	3.1%
Expenses:
Compensation	$509.8	$522.6	(2.5)%
Systems and related support	124.1	138.6	(10.4)%
Professional services	127.7	132.7	(3.8)%
Depreciation and amortization	103.4	95.7	8.1%
Occupancy	70.6	68.6	3.0%
General and administrative	69.7	84.3	(17.3)%
Archipelago merger and related exit costs	26.1	—	—

Total expenses	$1,031.4	$1,042.5	(1.1)%
Income before provision for income taxes and minority interest	$91.7	$47.0	95.0%
Provision for income taxes	48.9	15.8	208.9%
Minority interest in income of consolidated subsidiary	2.0	1.0	98.8%

Net income	$40.8	$30.2	35.1%

        The NYSE's operations for the year ended December 31, 2005 resulted in net income of $40.8 million compared to net income of $30.2 million for the year ended December 31, 2004. The NYSE's improved operating results were driven by a $33.6 million, or 3.1% increase in revenues, less Section 31 fees, and an $11.1 million decrease in expenses as compared to the year ended December 31, 2004.

        For the year ended December 31, 2005, total revenues were $1,717.7 million. Revenues, less Section 31 fees, were $1,123.1 million compared with $1,089.5 million for the year ended December 31, 2004. The increase of $33.6 million was driven primarily by growth in many of our key businesses.

        For the year ended December 31, 2005, total expenses were $1,031.4 million, compared with $1,042.5 million for the year ended December 31, 2004. Expenses, excluding Archipelago merger and related exit costs, declined $37.2 million, or 3.6%, primarily due to ongoing cost reduction initiatives.

  Revenues—NYSE Market

        Overview.    The following table sets forth the revenues attributable to NYSE Market for the year ended December 31, 2005 and 2004, as well as the percentage increase or decrease for each consolidated statements of income item for the year ended December 31, 2005, as compared to such item for the year ended December 31, 2004.

	Year Ended December 31,
			Percent Increase (Decrease)
	2005	2004
	(amounts in millions)
Revenues:
Activity assessment fees	$594.6	$359.8	65.3%
Listing fees	342.7	329.8	3.9%
Market information fees	178.2	167.6	6.3%
Trading fees	145.8	153.6	(5.0)%
Regulatory fees	129.8	113.3	14.5%
Facility and equipment fees	49.4	50.4	(1.9)%
Membership fees	6.4	8.3	(23.8)%
Investment and other income	76.2	40.5	88.2%

Total revenues	1,523.1	1,223.3	24.5%
Section 31 fees	594.6	359.8	65.3%

Revenues, less Section 31 fees	$928.5	$863.5	7.5%

        Listing Fees.    The following table sets forth the revenues from listing fees calculated in accordance with U.S. generally accepted accounting principles ("as reported") and as would be reported on a basis without giving effect to U.S. generally accepted accounting principles ("billed basis"). The NYSE believes that the presentation of billed basis revenues, as they relate to original fees, is a good indicator of current listing fee activity as billed basis information excludes the effects of recognizing revenues related to original fees over 10 years.

	Year Ended December 31,
					Percent Increase (Decrease)
	2005		2004
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(amounts in millions)
Annual fees	$252.2	$252.2	$241.3	$241.3	4.5%	4.5%
Original fees	90.5	83.9	88.5	79.6	2.3%	5.4%

	$342.7	$336.1	$329.8	$320.9	3.9%	4.8%

        For the year ended December 31, 2005 compared to the year ended December 31, 2004, listing fees increased $12.9 million, or 3.9%, on an as reported basis.

        Listing fees are primarily derived from annual listing fees and original fees. Original listing fees are deferred and amortized over the estimated service period of 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

        Annual listing fees totaled $252.2 million on both an as reported and billed basis for the year ended December 31, 2005 compared with $241.3 million on both an as reported and billed basis for the year ended December 31, 2004, an increase of 4.5%. This is due to the increase in aggregate shares billed at the beginning of the year, from 355 billion to 387 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

        For the year ended December 31, 2005, original fees totaled $90.5 million on an as reported basis. On a billed basis, original fees totaled $83.9 million in 2005 compared with $79.6 million in 2004, a 5.4% increase. Original listings of operating companies, closed-end funds and ETFs increased year over year from 165 to 192 which drove the increase in original fees billed.

        Market Information Fees.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, market information fees increased $10.6 million, or 6.3%. The number of non-professional users increased by 13.4% year over year. The demand for NYSE Open Book®, one of the NYSE's proprietary data products, continued to increase, as the number of subscribers was 17.5% higher than the same period in the prior year causing NYSE Open Book® revenue to increase by 24.7%. Non-recurring revenues from previously uncollected charges of $5.8 million during the year ended December 31, 2005 also added to the increase. Somewhat offsetting the increase in market information fees was NYSE's share of Tape A trades decreasing period over period, from 90.6% to 87.5%.

        Trading Fees.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, trading fees fell $7.8 million, or 5.0%. Although NYSE listed average daily volume was up 9.0%, current pricing structures relating to dollar caps inhibited the NYSE's ability to generate revenue growth. Partially offsetting this decline in revenue was an increase in revenue derived from ETF transactions. These revenues increased 136.3% as compared to 2004 as the trading activity increased from 236 million shares during 2004 to 926 million shares for 2005.

        Regulatory Fees.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, regulatory fees increased $16.5 million, or 14.5%. Member regulation fees drove the increase for the year due to higher reported gross FOCUS revenues ($187.3 billion in 2005 as compared to $145.4 billion in 2004).

        Facility and Equipment Fees.    For the year ended December 31, 2005, facility and equipment fees were relatively flat as compared to December 31, 2004. Both the type and level of services provided to the floor were generally unchanged.

        Membership Fees.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, annual membership fees from NYSE Market fell $1.9 million, or 23.8%. The decrease was due to fewer electronic access member renewals period over period and electronic access member prices.

        Investment and Other Income.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, investment and other income increased $35.7 million to $76.2 million. Increases were driven primarily by regulatory fines of $35.4 million, including fines totaling $29.0 million to two member organizations, compared to $7.6 million in fines for the year ended December 31, 2004. Other components of the increase included higher investment income of $16.6 million due to the effect of the portfolio reallocation initiated in December 2004 to higher yielding and more tax-efficient securities, a more favorable interest rate environment for our investments over the same period in the prior year, and realized gains of certain investments. The overall increase was partially offset by a reduction of $6.2 million in insurance settlements received during 2005 as compared to 2004.

  Revenues—SIAC Services

        Overview.    The following table sets forth the revenues attributable to SIAC Services for the years ended December 31, 2005 and December 31, 2004, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2005, as compared to such item for the year ended December 31, 2004.

	Year Ended December 31,
			Percent Increase (Decrease)
	2005	2004
	(amounts in millions)
Revenues:
Data processing fees—non-NYSE	$182.9	$220.7	(17.1)%
Data processing fees—NYSE	252.8	266.1	(5.0)%
Investment and other income	11.6	5.2	122.1%

Total revenues	$447.3	$492.0	(9.1)%

        Data Processing Fees—Non-NYSE.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, data processing fees decreased $37.8 million, or 17.1%, to $182.9 million, due to decreases in services provided to SIAC's major non-NYSE customers and lower revenues from the communication services of Sector, Inc., SIAC's subsidiary.

        Data Processing Fees—NYSE.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, data processing fees decreased $13.3 million, or 5.0%, to $252.8 million. These fees decreased due to structural cost effectiveness efforts and continued transfer of certain lease obligations for data processing equipment from SIAC to the NYSE.

        Investment and Other Income.    For the twelve months ended December 31, 2005, compared to the twelve months ended December 31, 2004, investment and other income increased $6.4 million or 122.1%, to $11.6 million, primarily due to a $5.5 million insurance settlement for Sector's business claims from the events of September 11, 2001.

  Expenses—NYSE Market

        Overview.    The following table sets forth the expenses attributable to NYSE Market for the years ended December 31, 2005 and 2004, as well as the percentage increase or decrease for each statement of income item for the year ended December 31, 2005, as compared to such item for the year ended December 31, 2004.

	Year Ended December 31,
			Percent Increase (Decrease)
	2005	2004
	(amounts in millions)
Expenses:
Compensation	$293.7	$279.4	5.1%
Systems	41.4	37.8	9.6%
SIAC Support(1)	240.2	255.8	(6.1)%
Professional services	81.8	80.4	1.7%
Depreciation and amortization	65.8	60.1	9.5%
Occupancy	40.0	38.3	4.4%
General and administrative	57.1	69.6	(18.0)%
Archipelago merger and related exit costs	26.1	—	—

Total expenses	$846.1	$821.4	(3.0)%

(1)
NYSE Market's SIAC Support expense does not equal SIAC Services' revenues from Data Processing Fees—NYSE as certain fees billed to the NYSE by SIAC relate to software developed for the NYSE's internal use, and as such have been capitalized.

NYSE Market Compensation

	Year Ended December 31,
			Percent Increase (Decrease)
	2005	2004
	(amounts in millions)
Salaries and bonus	$202.6	$179.0	13.2%
Benefits and other	91.1	100.4	(9.3)%

	$293.7	$279.4	5.1%

        Compensation.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, compensation increased by $14.3 million, or 5.1%. Average headcount increased to 1,596 employees during 2005 from 1,551 in 2004 due principally to staff increases in NYSE Regulation. In addition, average salaries increased 4.9% and additional incentive awards were provided to NYSE Market employees during this period. Offsetting this increase was the impact of certain changes made to the NYSE Market employee benefit plans announced during 2005.

        Systems and SIAC Support.    For the year ended December 31, 2005, compared to year ended December 31, 2004, system costs increased $3.6 million, or 9.6%, as a result of additional operating leases during 2005. SIAC support decreased by 6.1% to $240.2 million due to efforts to achieve structural cost effectiveness, which reduced SIAC data processing operations and systems development costs, continued transfer of certain lease obligations for data processing equipment from SIAC to the NYSE, and reduced headcount.

        Professional Services.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, professional services increased $1.4 million or 1.7%. Legal fees represented $24.0 million or 29.3% of total professional services, down from $28.2 million or 35.1% of total professional services for the year ended December 31, 2004. Offsetting this decline were increases in consulting fees period over period due to various initiatives undertaken across the organization, including improving corporate and regulatory systems.

        Depreciation and Amortization.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, depreciation and amortization increased $5.7 million, or 9.5% reflecting the full year impact of accelerated useful lives implemented during 2004. Capital expenditures for 2005 were consistent as compared to 2004 with continued investments in technology and infrastructure.

        Occupancy.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, occupancy increased $1.7 million or 4.4% due to increased operating expenses.

        General and Administrative.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, general and administrative expenses decreased $12.5 million, or 18.0%. Cost savings initiatives at the NYSE in 2005 led the reductions, consisting of decreased advertising, travel and entertainment expenses and decreased contributions to various organizations.

        Archipelago Merger and Related Exit Costs.    For the year ended December 31, 2005, the NYSE incurred $26.1 million in expenses related to the merger with Archipelago for which there was no comparison in 2004. These costs included $18.5 million in legal costs, $3.9 million in severance payments and $3.7 million in integration costs.

  Expenses—SIAC Services

        Overview.    The following table sets forth the expenses attributable to SIAC Services for the years ended December 31, 2005 and December 31, 2004, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2005, as compared to such item for the year ended December 31, 2004.

	Year Ended December 31,
			Percent Increase (Decrease)
	2005	2004
	(amounts in millions)
Expenses:
Compensation	$224.2	$248.5	(9.8)%
Systems	82.7	100.8	(18.0)%
Professional services	50.2	57.3	(12.4)%
Depreciation and amortization	37.7	35.6	5.9%
Occupancy	30.6	30.3	1.0%
General and administrative	12.6	14.7	(14.3)%

Total expenses	$438.0	$487.2	(10.1)%

SIAC Services Compensation

	Year Ended December 31,
			Percent Increase (Decrease)
	2005	2004
	(amounts in millions)
Salaries and bonus	$164.3	$180.7	(9.1)%
Benefits and other	59.9	67.8	(11.7)%

	$224.2	$248.5	(9.8)%

        Compensation.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, compensation decreased $24.3 million, or 9.8%, to $224.2 million due to a decrease in average headcount from 1,599 employees to 1,367. In 2004, additional expenses were incurred due to staff reductions, which were partially offset by changes made to certain benefit plans.

        Systems.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, systems costs decreased $18.1 million, or 18.0%, to $82.7 million, primarily due to cost containment initiatives and the transfer of certain computer equipment leases to NYSE Market.

        Professional Services.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, professional services decreased $7.1 million, or 12.4%, to $50.2 million. Lower average contract staff, from 262 to 213, and decreased temporary support for trading operations, contributed to the reduction.

        Depreciation and Amortization.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, depreciation and amortization expense rose $2.1 million, or 5.9% year over year, to $37.7 million. This increase was due to the full year impact of accelerated useful lives, which began in December 2004 following the review of certain depreciation policies, and the continued capital expenditures in technology and infrastructure.

        Occupancy.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, occupancy costs were relatively flat year over year, reflecting an increase of $0.3 million, or 1.0%, to $30.6 million.

        General and Administrative.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, general and administrative expenses decreased by $2.1 million, or 14.3%, to $12.6 million. This decrease was primarily due to a loss on disposal of assets during 2004 associated with the decommissioning of services provided to SIAC's major customers, which did not occur in 2005.

  Income Taxes

        The consolidated effective tax rate for the years ended December 31, 2005 and December 31, 2004 was 53.4% and 33.7%, respectively. The year-over-year increase was a result of non-deductible merger-related legal costs and factors impacting the tax provision relating to deferred tax items and other tax credits.

        The following table sets forth the provision for income taxes, and the overall effective tax rate for the NYSE, on a consolidated basis, as well as for its two reportable segments—NYSE Market and SIAC Services—for the years ended December 31, 2005 and December 31, 2004.

	Year Ended December 31,
	2005		2004
	Provision for Income Taxes	Overall Effective Tax Rate	Provision for Income Taxes	Overall Effective Tax Rate
	(amounts in millions)		(amounts in millions)
NYSE on a consolidated basis	$48.9	53.4%	$15.8	33.7%
NYSE Market	45.5	55.2%	14.0	33.2%
SIAC Services	3.4	36.3%	1.8	37.5%

Year Ended December 31, 2004 Versus Year Ended December 31, 2003

        The following table sets forth the NYSE's consolidated statements of income for the years ended December 31, 2004 and December 31, 2003, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2004, as compared to such item for the year ended December 31, 2003.

	Year Ended December 31,
			Percent Increase (Decrease)
	2004	2003
	(amounts in millions)
Revenues
Activity assessment fees	$359.8	$419.7	(14.3)%
Listing fees	329.8	320.7	2.8%
Data processing fees	220.7	224.8	(1.8)%
Market information fees	167.6	172.4	(2.8)%
Trading fees	153.6	157.2	(2.3)%
Regulatory fees	113.3	113.2	0.1%
Facility and equipment fees	50.4	60.6	(16.8)%
Membership fees	8.3	11.0	(24.5)%
Investment and other income	45.8	43.6	5.0%

Total revenues	1,449.3	1,523.2	(4.9)%
Section 31 fees	359.8	419.7	(14.3)%

Revenues, less Section 31 fees	1,089.5	1,103.5	(1.3)%

Expenses
Compensation	522.6	520.5	0.4%
Systems and related support	138.6	146.0	(5.0)%
Professional services	132.7	97.5	36.1%
Depreciation and amortization	95.7	89.0	7.5%
Occupancy	68.6	67.0	2.4%
General and administrative	84.3	76.5	10.2%

Total expenses	1,042.5	996.5	4.6%

Income before provision for income taxes and minority interest	47.0	107.0	(56.1)%
Provision for income taxes	15.8	45.2	(65.0)%
Minority interest in income of consolidated subsidiary	1.0	1.3	(23.1)%

Net income	$30.2	$60.5	(50.1)%

        The NYSE's operations for the year ended December 31, 2004 resulted in net income of $30.2 million, compared to net income of $60.5 million for the year ended December 31, 2003. The decrease in the NYSE's net income was driven primarily by a $14.0 million, or 1.3%, decrease in revenues, less Section 31 fees, and $46.0 million, or 4.6%, increase in expenses for the year ended December 31, 2004, compared to the year ended December 31, 2003.

        For the year ended December 31, 2004, total revenues were $1,449.3 million. Revenues, less Section 31 fees, for 2004, were $1,089.5 million compared to $1,103.5 million for the year ended December 31, 2003. An increase in listing fees of $9.1 million, or 2.8%, partially offset large percentage declines in facility and equipment and membership fees and more modest percentage declines in data processing, market information and trading fees.

        For the year ended December 31, 2004, total expenses were $1,042.5 million, compared to $996.5 million for the year ended December 31, 2003. Expenses increased by $46.0 million, or 4.6%, primarily as a result of a $35.2 million, or 36.1%, increase in professional services expense due primarily to higher legal and consulting expense, as well as higher general and administrative expense due to additional advertising in 2004 and greater depreciation expense due to shortened estimates of certain asset lives.

Revenues—NYSE Market

        Overview.    The following table sets forth the revenues attributable to NYSE Market for the years ended December 31, 2004 and December 31, 2003, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2004, as compared to such item for the year ended December 31, 2003.

NYSE Market

	Year Ended December 31,
			Percent Increase (Decrease)
	2004	2003
	(amounts in millions)
Revenues:
Activity assessment fees	$359.8	$419.7	(14.3)%
Listing fees	329.8	320.7	2.8%
Market information fees	167.6	172.4	(2.8)%
Trading fees	153.6	157.2	(2.3)%
Regulatory fees	113.3	113.2	0.1%
Facility and equipment fees	50.4	60.6	(16.8)%
Membership fees	8.3	11.0	(24.5)%
Investment and other income	40.5	33.3	21.6%

Total revenues	1,223.3	1,288.1	(5.0)%
Section 31 fees	359.8	419.7	(14.3)%

Revenues, less Section 31 fees	$863.5	$868.4	(0.6)%

        Listing Fees.    The following table sets forth the revenues from listing fees as reported and on a billed basis:

	Year Ended December 31,
	2004		2003		Percent Increase
	As Reported	Billed Basis	As Reported	Billed Basis	As Reported	Billed Basis
	(amounts in millions)
Annual fees	$241.3	$241.3	$232.2	$232.2	3.9%	3.9%
Original fees	88.5	79.6	88.5	62.4	—	27.6%

	$329.8	$320.9	$320.7	$294.6	2.8%	8.9%

        For the year ended December 31, 2004, compared to the year ended December 31, 2003, listing fees increased $9.1 million, or 2.8%, on an as reported basis.

        Listing fees are primarily derived from annual listing fees and original fees. Original fees are deferred and amortized over the estimated service period of 10 years. The difference between the as reported revenues and the billed basis revenues were due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

        Annual listing fees totaled $241.3 million for the year ended December 31, 2004 on both an as reported and billed basis, an increase of 3.9% over the year ended December 31, 2003. This increase was primarily due to additional listings during the year, for which annual fees were billed for the remaining portion of the year. Annual listing fees are recognized on a pro-rata basis over the calendar year.

        Original fees totaled $88.5 million on an as reported basis. On a billed basis, original fees totaled $79.6 million for the year ended December 31, 2004, compared with $62.4 million for the year ended December 31, 2003, a 27.6% increase. Increases in original listings from 109 to 165 period over period, including higher merger and acquisition activity and increased stock splits, which drove higher revenues.

        Market Information Fees.    For the year ended December 31, 2004, compared to the year ended December 31, 2003, market information fees declined $4.8 million, or 2.8%. Market information fees for Tape A products declined due to a lower average number of monthly professional subscribers, resulting in a decrease of $6.2 million in professional device revenue. The remaining decline was attributed to Tape B, due to a decrease in the NYSE's share of the trades. The non-professional/usage segment was flat and there was a decrease in the access fees. These decreases were offset by a 35% increase in NYSE Proprietary Products revenue and an increase in NYSE's share of Tape A trades. NYSE OpenBook® subscriptions increased 20% year-on-year.

        Trading Fees.    For the year ended December 31, 2004, compared to the year ended December 31, 2003, trading fees fell $3.6 million, or 2.3%. Although average daily volume was up 4.6% in 2004, current pricing structures, including dollar caps and the 2% commission cap, inhibited the NYSE's ability to generate revenue growth despite higher trading activity.

        Regulatory Fees.    For the year ended December 31, 2004, regulatory fees were $113.3 million, with no significant change over that in the year ended December 31, 2003. Member regulation fees are driven by gross FOCUS revenue, which was flat year over year at $145 billion.

        Facility and Equipment Fees.    For the year ended December 31, 2004, compared to the year ended December 31, 2003, facility and equipment fees decreased $10.2 million, or 16.8%, to $50.4 million. The decrease resulted from the NYSE's decision to suspend the floor technology fee in July 2003, due to the prevailing poor economic environment for floor participants. This fee, instituted in 2003, was intended to recover the cost of providing services from those receiving value for the services.

        Membership Fees.    For the year ended December 31, 2004, compared to the year ended December 31, 2003, annual membership fees fell $2.7 million, or 24.5%, to $8.3 million. The drop was due to fewer electronic access membership renewals (29 in 2004 compared to 33 in 2003) and lower electronic access membership prices, reflecting lower lease prices on the floor. Transfer and other charges remained flat through the year.

        Investment and Other Income.    For the year ended December 31, 2004, compared to the year ended December 31, 2003, investment and other income increased $7.2 million, or 21.6%. Declines in investment income and regulatory fines were offset by reimbursements and recoveries from various sources through the year. Investment income fell 27% due to lower yields and greater volatility in the fixed income markets. Management undertook a complete review of the investment portfolio in 2004, including an analysis of risk, product diversification, all-in cost of management, and tax efficiency. Based on this review, the portfolio was reallocated in December of 2004 to higher yielding and more tax-efficient securities. Regulatory fines collected decreased from $11.2 million to $7.6 million during the year. Offsetting these declines were various settlement payments totaling $14.9 million that the NYSE received through the year. These included tax reimbursement, legal reimbursements, and recoveries from the events of September 11, 2001.

  Revenues—SIAC Services

        Overview.    The following table sets forth the revenues attributable to SIAC Services for the years ended December 31, 2004 and December 31, 2003, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2004, as compared to such item for the year ended December 31, 2003.

SIAC Services

	Year Ended December 31,
			Percent Increase (Decrease)
	2004	2003
	(amounts in millions)
Revenues:
Data processing fees—non-NYSE	$220.7	$224.8	(1.8)%
Data processing fees—NYSE	266.1	253.0	5.2%
Investment and other income	5.2	10.3	(49.5)%

Total revenues	$492.0	$488.1	0.8%

        Data Processing Fees—Non-NYSE.    For the year ended December 31, 2004, data processing fees were $220.7 million, $4.1 million, or 1.8%, lower than that in the year ended December 31, 2003. Lower revenues were driven by a decrease in data processing fees of major customers and lower revenues from Sector's communications services. These decreases were offset partially by increased decommissioning charges for a major customer, which is supplying itself services previously provided by SIAC, and communications revenues from the SFTI communications network.

        Data Processing Fees—NYSE.    For the year ended December 31, 2004, compared to that in the year ended December 31, 2003, data processing fees increased $13.1 million, or 5.2%, to $266.1 million, primarily due to increased requests for service from the NYSE related to additional initiatives for trading systems, billings to NYSE for its share of costs related to SIAC's workforce reduction, physical security enhancements and depreciation relating to a change in the estimated useful life of assets, resulting in generally shorter depreciation schedules and higher depreciation expenses.

        Investment and Other Income.    For the year ended December 31, 2004, compared to that in the year ended December 31, 2003, investment and other income decreased $5.1 million, or 49.5%, to $5.2 million, primarily as a result of net realized gains associated with SIAC's investment portfolio. During 2003, management undertook a complete review of the investment portfolio, asset allocations and fund manager performance. Based upon this review, the portfolio was rebalanced and reallocated. Sales of securities and improved stock market performance resulted in an increase in net realized gains during 2003.

Expenses—NYSE Market

        Overview.    The following table sets forth the expenses attributable to NYSE Market for the year ended December 31, 2004 and December 31, 2003, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2004, as compared to such item for the year ended December 31, 2003.

	Year Ended December 31,
			Percent Increase (Decrease)
	2004	2003
	(amounts in millions)
Expenses:
Compensation	$279.4	$280.1	(0.3)%
Systems	37.8	34.4	9.9%
SIAC support(1)	255.8	245.0	4.4%
Professional services	80.4	45.9	75.2%
Depreciation and amortization	60.1	58.3	3.1%
Occupancy	38.3	38.0	0.8%
General and administrative	69.6	66.0	5.5%

Total expenses	$821.4	$767.7	7.0%

(1)
NYSE Market's SIAC support expense does not equal SIAC Services' revenues from data processing fees from—NYSE due to certain fees billed to the NYSE by SIAC relate to software developed for the NYSE's internal use and as such have been capitalized.

NYSE Market Compensation

	Year Ended December 31,
			Percent Increase (Decrease)
	2004	2003
	(amounts in millions)
Salaries and Bonus	$179.0	$163.7	9.3%
Benefits and Other	100.4	116.4	(13.8)%

Total compensation	$279.4	$280.1	(0.3)%

        Compensation.    For the year ended December 31, 2004, compared to 2003, compensation was down $0.7 million. Average headcount grew to 1,551 employees from 1,526, due principally to increased staffing in NYSE Regulation and other customer oriented areas. Reflecting competitive market forces, especially for regulatory personnel, the average salary across the NYSE increased 2.1% in 2004. These increases, as well as higher medical benefit and bonus expense, were offset by a change in the NYSE's Supplemental Executive Retirement Program, which reduced the cost of these benefits, and the nonrecurring nature of the one-time deferred compensation accrual for the former chairman and chief executive officer in 2003.

        Systems and SIAC Support.    For the year ended December 31, 2004, compared to 2003, systems costs increased $3.4 million or 9.9%. Maintenance contracts, vendor services and additional operating lease expenses contributed to the increase. SIAC support increased $10.8 million or 4.4%, due to an increase for funding of key initiatives related to trading floor technology, the NYSE's share of costs for SIAC's workforce reduction and physical security enhancements.

        Professional Services.    For the year ended December 31, 2004, compared to 2003, professional services expense rose $34.5 million, or 75.2%. This change was driven by higher legal and consulting expense, higher investment management fees and other related expenditures, including corporate governance and business development. Legal fees, net of insurance reimbursements in the current year, totaled $28.2 million in 2004 compared with $12.5 million in 2003. Legal fees in 2004, representing 35.1% of professional services for NYSE Market, were incurred principally in connection with the specialist investigation, litigation related to the former chairman and chief executive officer of the NYSE, and a patent infringement case. Consulting fees increased due to the numerous initiatives undertaken across the organization.

        Depreciation and Amortization.    For the year ended December 31, 2004, compared to 2003, depreciation and amortization expense rose $1.8 million, or 3.1%, as NYSE capital expenditures nearly doubled to $82.3 million from $43.3 million. The NYSE saw an increase in expenditures across all areas, including investments in infrastructure and trading floor technology. In addition, through 2004, the NYSE completed a review of its depreciation policies to better reflect useful life of the assets. This review resulted in additional expense of $1.7 million and will lead to higher anticipated depreciation expense in future years, reflecting generally shorter depreciation lives.

        Occupancy.    For the year ended December 31, 2004, compared to 2003, occupancy costs rose due to higher operating and electricity costs, a $0.3 million, or 0.8%, increase.

        General and Administrative.    For the year ended December 31, 2004, compared to 2003, general and administrative expense rose $3.6 million, or 5.5%, to $69.6 million. Non-advertising general and administrative expense was essentially flat, while advertising increased.

  Expenses—SIAC Services

        Overview.    The following table sets forth the expenses attributable to SIAC Services for the years ended December 31, 2004 and December 31, 2003, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2004, as compared to such item for the year ended December 31, 2003.

SIAC Services

	Year Ended December 31,
			Percent Increase (Decrease)
	2004	2003
	(amounts in millions)
Expenses:
Compensation	$248.5	$245.1	1.4%
Systems	100.8	111.6	(9.7)%
Professional services	57.3	54.9	4.4%
Depreciation and amortization	35.6	30.7	16.0%
Occupancy	30.3	29.0	4.5%
General and administrative	14.7	10.5	40.0%

Total Expenses	$487.2	$481.8	1.1%

SIAC Services Compensation

	Year Ended December 31,
			Percent Increase (Decrease)
	2004	2003
	(amounts in millions)
Salaries and Bonus	$180.7	$186.9	(3.3)%
Benefits and Other	67.8	58.2	16.5%

Total compensation	$248.5	$245.1	1.4%

        Compensation.    For the year ended December 31, 2004, compared to 2003, compensation increased $3.4 million, or 1.4%, to $248.5 million. Increased expenses were primarily due to decommissioning charges for a major customer, which in 2004, internalized the services previously provided by SIAC, as well as benefit expenses associated with workforce reduction. Average headcount (average of the month-end headcount during the period) dropped from 1,724 in 2003 to 1,599 in 2004, but did not impact the full year 2004 due to timing of the reductions.

        Systems.    For the year ended December 31, 2004, compared to 2003, systems costs decreased $10.8 million, or 9.7%, to $100.8 million, primarily due to Sector's cost containment initiatives and reductions of communications expenses.

        Professional Services.    For the year ended December 31, 2004, compared to 2003, professional services increased $2.4 million, or 4.4%, to $57.3 million. Average contract staff headcount increased slightly to 262 in 2004 from 251 in 2003 as new projects contributed to the need for additional services. Transition costs related to the decommissioning of services from a major customer also contributed to the increase.

        Depreciation and Amortization.    For the year ended December 31, 2004, compared to 2003, depreciation and amortization increased $4.9 million, or 16.0%, to $35.6 million. A review of depreciation policies in an effort to better reflect estimates of certain assets' lives occurred in 2004, which resulted in additional expense of $5.9 million in 2004 and will lead to higher anticipated depreciation expense in future years, reflecting generally shorter depreciation schedules. Capital expenditures in 2004 of $7.5 million also contributed to the increase.

        Occupancy.    For the year ended December 31, 2004, compared to 2003, occupancy costs increased $1.3 million, or 4.5%, to $30.3 million due primarily to rent for additional offsite space.

        General and Administrative.    For the year ended December 31, 2004, compared to 2003, general and administrative expense rose $4.2 million, or 40.0%, to $14.7 million, owing primarily to expenses related to the transition of services to a major customer, in 2004 internalized services previously provided to it by SIAC.

  Income Taxes

        The overall effective tax rate for the years ended December 31, 2004 and December 31, 2003 was 33.7% and 42.3%, respectively. A decrease in net income before provision for income taxes of $60 million and the receipt of $6.4 million in 2004 of non-taxable insurance proceeds as a result of the September 11, 2001 events drove the year-over-year decrease in effective tax rate.

        The following table sets forth the provision for income taxes, and the overall effective tax rate for the NYSE, on a consolidated basis, as well as for its two operating segments—NYSE Market and SIAC Services—for the years ended December 31, 2004 and December 31, 2003.

	Year Ended December 31,
	2004		2003
	Provision for Income Taxes	Overall Effective Tax Rate	Provision for Income Taxes	Overall Effective Tax Rate
	(amounts in millions)		(amounts in millions)
NYSE on a consolidated basis	$15.8	33.7%	$45.2	42.3%
NYSE Market	14.0	33.2%	42.8	42.5%
SIAC Services	1.8	37.5%	2.4	38.1%

  Liquidity and Capital Resources

        Historically, the NYSE's primary source of liquidity has been cash generated by the NYSE's operations and its liquidity requirements have been for working capital, capital expenditures and general corporate purposes. The NYSE's working capital was $779.2 million at December 31, 2005. The NYSE's capital expenditures equaled $105.7 million for the year ended December 31, 2005. NYSE Market's capital expenditures (not including SIAC Services) equaled $84.2 million for the year ended December 31, 2005. NYSE Group's capital expenditures are expected to continue to relate primarily to the development and maintenance of NYSE's corporate and regulatory systems and to its trading technology, including expenditures relating to the development and implementation of NYSE Hybrid MarketSM and compliance with Regulation NMS.

        Cash and cash equivalents are generated primarily from NYSE's listing services, sales of market information, collection of activity assessment fees (which are fully remitted to the SEC), data processing services provided by SIAC, collections of regulatory fees (which are based on FOCUS filing amounts), fees generated for trading (which are generally based on volume and commissions subject to certain caps), and investment income.

        At December 31, 2005, the NYSE had $43.5 million of cash and cash equivalents, an increase of $28.0 million from its cash and cash equivalents at December 31, 2004. Current assets readily convertible into cash include accounts receivable, securities purchased under agreements to resell and marketable securities. These assets totaled $1,280.1 million at December 31, 2005 and, when combined with cash and cash equivalents, represented 90.4% of NYSE's current assets.

        With respect to investment activities, the boards of directors of the NYSE and SIAC have separately approved investment policies for externally managed portfolios. The goals of these policies are to preserve principal, maintain adequate liquidity at all times to fund budgeted operating and capital requirements, and to maximize returns relative to investing guidelines and market conditions. The NYSE's policies prohibit it from investing in equity securities. The NYSE's policies require that all securities must be rated AA or better by two nationally recognized rating organizations and must be invested in U.S. dollar denominated securities. A portion of SIAC's portfolio is used to fund its non-qualified benefit obligations. The average duration of the portfolios for both the NYSE and SIAC must not exceed two years. Both the NYSE and SIAC periodically review their respective policies and investment managers.

        The NYSE Group's future cash flows could fluctuate as a result of a number of factors, including: (1) changes in the demand for the NYSE's services resulting from changes in the number of initial public offerings (which generate original and annual listing fees) or the number of NYSE-listed companies that delist from the NYSE (which has an impact on annual listing fees collected by the NYSE); (2) changes in the NYSE's share of Tape A trades (which has an impact on the amount of market information revenues that the NYSE collects); (3) changes in the demand for data processing services from SIAC customers; (4) changes in volume or commissions on which trading fees are generated; (5) changes in FOCUS revenues reported by NYSE members (on which regulatory fees are calculated); and (6) changes in the fixed income environment in which the NYSE's investment portfolio is primarily invested. The NYSE implemented certain changes to its pricing for floor facility fees, which were approved by the SEC on December 29, 2005 and became effective as of January 1, 2006. NYSE Group cannot predict the impact that such fee changes will have on liquidity, as a portion of these pricing changes are based on volumes traded in NYSE-listed securities, which cannot be projected. The NYSE has also introduced trading licenses, of which 1,274 were sold at an annualized price of $49,290.

        As of December 31, 2005, the NYSE had $43.5 million of cash, had no outstanding short-term or long-term debt, and had no lines of credit. NYSE Group believes that cash flows from operating activities are sufficient for it to fund its current operations for at least the next 12 months, such as legal and other related items. If existing cash balances are insufficient, NYSE Group intends to seek additional financing. NYSE Group may not be able to obtain additional financing on acceptable terms or at all.

        In January 2006, the NYSE entered into a standby letter of credit of $265,000. The standby letter of credit is intended to be utilized by an insurance vendor as part of the vendor's collateral requirements. NYSE Group will fund any additional collateral requirements from operating cash flows and, as such, does not intend to use this standby letter of credit.

  Operating Activities

        Operating cash flows equaled $264.5 million for the year ended December 31, 2005, consisting of net income of $40.7 million and the effects of non-cash expenses and changes in working capital. The NYSE remits payments to the SEC biannually and, as of December 31, 2005, recorded a $232.1 million payable to the SEC. Amounts are collected from NYSE members under Rule 440h in order to cover the SEC Section 31 fees.

  Investing Activities

        Net cash used in investing activities equaled $222.2 million for the year ended December 31, 2005. This cash was used to make additional investments in marketable securities and capital expenditures in upgrading the NYSE's trading floor technology and corporate and regulatory systems.

Quantitative and Qualitative Disclosure About Market Risk

        Market risk represents the risks of changes in the fair value of financial instrument, derivative or non-derivative, caused by fluctuation in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio. As of December 31, 2005, investments consist of fixed income instruments with an average duration of 0.57 years for NYSE Market. SIAC's investments at December 31, 2005 consisted of mutual funds. Both portfolios investment objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. These investment securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on income or cash flows from, or the carrying value of, the investment portfolios as of December 31, 2005.

        We do not believe that we have material exposure to interest rate or foreign currency risks as of December 31, 2005. Furthermore, we have not entered into any derivative contracts to mitigate such risks.

Summary Disclosures About Contractual Obligations

        The table below summarizes the NYSE's future minimum lease obligations on its operating and capital leases as of December 31, 2005.

	Payments due by year
	Total	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Operating lease obligations	$320,342	$57,740	$50,746	$39,977	$35,246	$35,722	$100,911
Capital lease obligations	22,604	8,973	7,422	5,669	540	—	—

Total	$342,946	$66,713	$58,168	$45,646	$35,786	$35,722	$100,911

        The NYSE also has obligations related to the deferred compensation and other post-retirement benefits. The date of payment under these obligations cannot be determined.

Critical Accounting Policies and Estimates

        The following provides information about our critical accounting estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

  Revenue Recognition

        Listing fees include original fees, which are paid whenever a company initially lists on the NYSE and whenever it effects a corporate action that results in the listing of additional shares. Companies also pay annual fees to remain listed on the NYSE. Annual fees are recognized ratably over the course of the related period. Original fees are recognized on a straight-line basis over their estimated service period.

  Allowance for Doubtful Accounts

        The allowance for doubtful accounts is maintained at a level that management believes to be sufficient to absorb probable losses in the NYSE's accounts receivable portfolio and is assessed periodically by management. Increases in the allowance for doubtful accounts are charged against operating results and the allowance is decreased by the amount of write-offs, net of recoveries. The allowance is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer's inability to meet its financial obligations is known, the NYSE records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. Accounts with outstanding balances in excess of 60 to 90 days are reviewed monthly to make changes to the allowance as appropriate.

  Income Taxes

        The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. We review its deferred tax assets for recovery; when we believe that it is more likely than not that a portion of its deferred tax assets will not be realized, a valuation allowance is established. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have a material impact on our financial position or results of operations.

  Pension and Other Post-Retirement Employee Benefits (OPEB)

        Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.

  Software Development

        We account for software development costs under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and other related guidance. We expense software development costs as incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which included design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software's estimated useful life, generally three years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF ARCHIPELAGO

Business Development

        Archipelago's business grew substantially since it began trading operations in January 1997 on the Archipelago ECN, the precursor to ArcaEx (which, together with the Pacific Exchange, is now known as NYSE Arca). Archipelago attributes the growth of its business to the change in its business model and its organic and external growth. These developments included:

  •
  Archipelago's Alliance with (and Subsequent Acquisition of) the Pacific Exchange. Beginning in March 2002, Archipelago began the migration of trading activities in exchange-listed securities to ArcaEx, which it extended to Nasdaq-listed securities on a phased basis in February 2003. During this transition period, Archipelago continued to operate the Archipelago ECN until Archipelago completed the migration of all Nasdaq-listed securities to ArcaEx in April 2003. We refer to the Archipelago ECN and ArcaEx, collectively, as the Archipelago system. As the operator of the exclusive equities trading facility of PCX Equities, Archipelago became eligible to earn revenues from two additional sources, market data fees and listing fees, and Archipelago also reduced its clearing costs. On September 26, 2005, Archipelago completed its acquisition of PCX Holdings and its subsidiaries. As a result of its acquisition of PCX Holdings, Archipelago operates an exchange for trading equity options listed on exchanges, including the facilities, technology, systems and regulatory surveillance and compliance services required for the operation of a marketplace for trading options.

  •
  Strategic Transactions. In 2002, Archipelago completed two strategic transactions: Archipelago's merger with REDIBook ECN LLC, and Archipelago's acquisition of GlobeNet Securities, Inc. REDIBook was a competing ECN that had a trading share similar to Archipelago's ECN at the time of the acquisition. The REDIBook acquisition allowed Archipelago to significantly increase Archipelago's trading volume in Nasdaq-listed securities. In the GlobeNet acquisition, Archipelago acquired intangible technology assets; including a matching engine technology platform that GlobeNet had used to develop an alternative trading system for bulletin board stocks. This acquisition increased Archipelago's technology resources, which led to the development of software applications for Archipelago's trading platform.

  •
  Growth in Trading Volumes and Increased Internal Match Rate. Through internal growth and the REDIBook merger, Archipelago was able to increase its share volumes in U.S. equity securities traded on the Archipelago system. See "—Key Statistical Information." Archipelago's transaction fees accounted for 93.5% of its total revenues in 2003, 89.5% of its total revenues in 2004 and 86.1% of its total revenues in 2005.

        As discussed above, in recent years, Archipelago has experienced significant growth in its trading volumes, which exceeded its growth in revenues. This trend resulted from declining revenue per transaction, which we believe has been driven by increased price competition and the resulting shift in the market fee structure. In addition to growth in trading volumes, Archipelago witnessed an increasing percentage of share volume (as well as of shares handled on ArcaEx) executed within its internal liquidity pool or "matched internally." We believe that this trend has been driven by: (i) industry consolidation, its acquisitions and a more competitive market environment; (ii) the migration of its trading operations to a more reliable trading platform in connection with the launch of ArcaEx, which we believe has attracted more customers to its system; and (iii) its sales and marketing efforts and its customers' pursuit of greater cost efficiencies, which led them to rely on Archipelago's technology and embed it in their infrastructure, enabling them to do business with Archipelago more easily. The trend of increased internally matched trades contributed to Archipelago's improved gross margin in absolute terms and as a percentage of its total revenues (due primarily to lower clearing costs for trades matched internally and increased revenues from market data fees generated by these types of trades), despite the decline in Archipelago's average transaction-related gross margin per share until the first quarter of 2004.

Business Environment

        Like the NYSE, Archipelago operated in a business environment characterized in recent years by challenging business and economic conditions, intense competition among market participants and an increased focus on electronic trading due to technological advancements and regulatory changes. Archipelago's business was impacted by the following key factors:

  •
  trading volumes in U.S. equity securities and options, which are driven by overall macroeconomic conditions;

  •
  competition (in terms of trading share, pricing and product and service offerings);

  •
  technological advancements; and

  •
  regulatory developments.

        The interplay of these factors affected Archipelago's revenues, gross margin and profitability. For a discussion of these factors and their impact on Archipelago's historical results, see "—Sources of Revenues" "—Components of Expense" and "—Results of Operations." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations of NYSE Group and the NYSE—Business Environment" and "Item IA. Risk Factors—Market fluctuations and other risks beyond our control could significantly reduce demand for our services and harm our business."

Archipelago Reorganization

        On August 11, 2004, Archipelago converted from a Delaware limited liability company (Archipelago Holdings, L.L.C.) to a Delaware corporation (Archipelago Holdings, Inc.). Archipelago's conversion to the corporate form of organization did not have any material effect on its consolidated financial statements. When we use the term "Archipelago" in the following discussion, we mean, prior to the conversion, Archipelago Holdings, L.L.C., a Delaware limited liability company, and its consolidated subsidiaries and, after the conversion, Archipelago Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

Income Taxes

        As a limited liability company, Archipelago was treated as a partnership for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss of Archipelago were generally reportable on the tax returns of members of Archipelago Holdings, L.L.C. Accordingly, Archipelago made no provisions for income taxes at the company level.

        Following Archipelago's conversion to a corporation, its earnings were subject to federal, state and local income taxes at a combined rate of approximately 42.5% and 41.5% for the year ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2004, Archipelago's effective tax rate was 9.2% primarily because the taxable income Archipelago generated from January 1, 2004 through August 11, 2004—the date Archipelago converted to the corporate form of organization—was the responsibility of Archipelago Holdings, L.L.C.'s members. Archipelago does not have any deferred tax assets related to Archipelago Holdings, L.L.C.'s net operating loss carry forwards, as those losses were incurred when it was treated as a partnership for federal income tax purposes.

Segment Reporting

        For financial reporting purposes, Archipelago's business was divided into two reportable segments: Transaction Execution Services and Agency Brokerage Services. Archipelago's Transaction Execution Services business included trade execution on the Archipelago system as well as fees Archipelago received for market data and from issuers with equity securities listed on the Pacific Exchange for trading on ArcaEx. Archipelago's trade execution customers were required to hold an ETP or be a broker-dealer introduced to ArcaEx by an ETP holder in order to trade on ArcaEx. An ETP holder must be a broker-dealer. Archipelago's Agency Brokerage Services were provided through Wave Securities, Archipelago's broker-dealer subsidiary, and consisted of order execution services, on an agency basis, for orders received exclusively from institutions involving primarily exchange-listed securities.

        Because Archipelago's Agency Brokerage Services were discontinued, the information required to be disclosed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is no longer required.

        Following the September 2005 acquisition of PCX Holdings, Archipelago's business was divided into two reportable segments: ArcaEx Equities and ArcaEx Options. The ArcaEx Equities business included the reportable segment formerly named Transaction Execution Services. The ArcaEx Options business consisted primarily of transaction execution services, market data services on a real-time or summary basis and a trading venue for issuers of options contracts. The customers of ArcaEx Options were required to hold an Option Trading Permit, or OTP.

Sources of Revenues

Transaction Execution Services

        In its transaction execution business, Archipelago derived revenues from three sources: transaction fees, market data fees and listing and other fees.

        Transaction Fees.    Archipelago's revenues in its transaction execution services segment were derived primarily from transaction fees, which Archipelago charged customers for trade execution of equity securities on the Archipelago system and equity options on the Pacific Exchange. Archipelago earned transaction fees for (i) customer orders of equity securities matched internally on ArcaEx, as well as for customer orders routed out, and (ii) customer orders of equity options traded or cleared through the Pacific Exchange.

        For equity securities, Archipelago charged a per share fee (denominated in tenths of a cent per share) to each customer that executed against a buy order or sell order posted internally on the Archipelago system. Archipelago referred to these customers when they purchase or sell securities as "liquidity takers," as they removed liquidity from the Archipelago system. A liquidity taker may be either a purchaser or a seller, and is distinguished from a "liquidity provider" generally by the type of buy order or sell order it posts on Archipelago's system. A liquidity provider will likely enter a non-marketable limit order on the Archipelago system (i.e., either a limit order to buy a security with a limit price below the best offer or a limit order to sell a security with a limit price above the best bid). Non-marketable limit orders were placed on the Archipelago limit order book and await execution. A liquidity taker, on the other hand, is likely to enter a marketable limit order (i.e., a limit order to buy a security with a limit price at or above the best offer or a limit order to sell a security with a limit price at or below the best bid for that security). Accordingly, liquidity providers generally "post" buy orders or sell orders that are subsequently executed against by the sell order or buy order, as the case may be, of a customer that is the liquidity taker. As discussed below, Archipelago paid liquidity providers a per share fee for posting buy orders and sell orders on Archipelago's system.

        Archipelago also charged a per share fee (denominated in tenths of a cent per share) to customers whose orders of equity securities were routed out to an external market center displaying the best buy order or sell order in the market for a particular security.

        The amount of transaction fees Archipelago earned for trading of equity securities in any period fluctuated based upon (i) trading volumes of shares handled and (ii) the prices Archipelago charged for trade execution. As a result of increased price competition, in the past Archipelago reduced the amount per share it charged customers for taking liquidity from the Archipelago system, as well as for routing orders to an external market center.

        Market Data Fees.    Following the launch of ArcaEx in March 2002, Archipelago began earning revenues from market data fees in connection with the sale of its market data pursuant to the Consolidated Tape Association Plan, or CTA Plan, in the case of exchange-listed securities, and the Nasdaq OTC/UTP Plan, in the case of Nasdaq-listed securities. As an ECN, Archipelago was ineligible to participate in these Plans directly. Under the Plans, the information collected from all participants was sold to data vendors that in turn sold the data to third-party consumers such as Thomson Financial Inc. and Bloomberg, L.P. Under the CTA Plan, Archipelago's market data fees were directly related to both the percentage of its trades in exchange-listed securities executed on ArcaEx that were reported through the CTA Plan and the size of the revenue sharing pool. Under the Nasdaq OTC/UTP Plan, Archipelago shared revenues with Nasdaq and exchanges that are members of the Nasdaq OTC/UTP Plan and that trade Nasdaq-listed securities. The market data fees Archipelago received under this plan were directly related to the total shares and trades that are executed on ArcaEx as a percentage of all shares and trades executed in Nasdaq-listed securities. Archipelago did not earn market data fees in connection with customer orders or shares handled that were routed out to an external market center for execution.

        In 2005, Archipelago rebated 50% of the market data fees it received under the CTA Plan to customers that traded exchange-listed securities (except with respect to NYSE-listed securities), including exchange-traded funds, on ArcaEx based on their aggregate exchange-listed trading activity. Archipelago introduced this revenue rebate plan in the fourth quarter of 2002, and set the rate at 50% in response to competitive market conditions. In the future NYSE Arca may, at its discretion, change the percentage of fees it rebates or eliminate the plan. For financial reporting purposes, Archipelago recorded its market data fees net of amounts rebated to customers under this revenue rebate arrangement. Archipelago rebated approximately 27.6% of the total market data fees it received in both 2005 and 2004. Archipelago initiated its revenue rebate plan to encourage customers to execute trades of exchange-listed securities on ArcaEx and to remain competitive with other market centers. The SEC does not permit market data fees generated under the Nasdaq OTC/UTP Plan to be rebated to participants in this manner.

        Listing Fees.    Under Archipelago's facility services agreement with the Pacific Exchange, Archipelago was entitled as the operator of ArcaEx to all listing fees from issuers that list their equity securities on the Pacific Exchange. After launching ArcaEx in March 2002, Archipelago began receiving listing fees from legacy issuers that had selected the Pacific Exchange as a listing venue and maintained their listing following the creation of ArcaEx, as well as from new listings on the Pacific Exchange. Since the launch of ArcaEx in March 2002, there have been only 6 new listings of equity securities on the Pacific Exchange. Listing fees represented less than 1.0% of Archipelago's total revenues in 2005.

        Activity Assessment Fees and Section 31 Fees.    In 2005, Archipelago paid SEC fees pursuant to Section 31 of the Exchange Act. These fees were designed to recover costs incurred by the government for the supervision and regulation of securities markets and securities professionals. Archipelago, in turn, collected activity assessment fees from ETP and OTP holders trading on ArcaEx and the Pacific Exchange, respectively, and paid Section 31 fees to the SEC based on fee schedules determined by the SEC. Fees received were included in cash and cash equivalents at the time of receipt, and, as required by law, the amount due to the SEC is recorded as an accrued liability and remitted semiannually. Following the September 2005 acquisition of PCX Holdings, activity assessment fee revenue and Section 31 fee expense were presented gross on Archipelago's consolidated statement of operations. Activity assessment fee revenue and Section 31 fee expense had no impact on Archipelago's consolidated statement of operations.

Quarterly Fluctuations

        In the securities industry, quarterly revenue fluctuations are common and are due primarily to variations in trading volumes, competition and technological and regulatory changes. Typically, revenues are lowest in the third quarter, primarily in August, due to reduced trading activity during the summer months.

Related Party Revenues

        Some of Archipelago customers were also its investors. Revenues generated from Archipelago's investors represented 38.0%, 43.3% and 42.8% of its total revenues, respectively, in 2005, 2004 and 2003. Archipelago generated 9.6%, 10.2% and 14.2% of its total revenues, respectively, in 2005, 2004 and 2003 from The Goldman Sachs Group, Inc. and its subsidiaries. For more information regarding Archipelago's transactions with its investors as its customers, see Archipelago's Consolidated Financial Statement and Note 13 thereto included elsewhere in this report.

Components of Expenses

  Cost of Revenues

        Archipelago's business was dependent on the liquidity of the Archipelago system (i.e., the number and range of buy orders and sell orders posted on its system and available to its customers). As a result, Archipelago's most significant cost of generating revenues was the cost of liquidity, which Archipelago paid for in one of two ways. First, to enhance the liquidity of its system, Archipelago paid a small fee per share (denominated in tenths of a cent per share) to participants, referred to as "liquidity providers," that posted buy orders and sell orders on the Archipelago system, when the quote was executed against, or "hit," by liquidity takers purchasing or selling securities internally on Archipelago's system. Archipelago began incurring the cost of liquidity payments in April 2002. Archipelago did not pay these fees for orders posted in NYSE-listed securities. Second, as part of its best execution business model, Archipelago incurred routing charges when the Archipelago system did not have the best buy or sell order in the market for a security that a customer was trying to buy or sell on Archipelago's system. In that case, Archipelago routed the customer's order to the external market center that displayed the best buy order or sell order. The external market center charged Archipelago a fee per share (denominated in tenths of a cent per share) for routing to its system.

        As a general matter, the pricing model for transaction execution services has changed over time in response to increasing competition. As the amount of liquidity is determined by the number and ranges of buy or sell orders posted to a particular trading platform, the concept of paying liquidity providers developed to encourage these customers to place their orders on the trading system that paid them a per share fee to post their order. As discussed above, Archipelago began paying fees to liquidity providers in April 2002. Making liquidity payments and incurring routing charges are part of the costs Archipelago incurs to generate revenues through increased liquidity on the Archipelago system. Archipelago sought to reduce these costs by increased trade execution on the Archipelago system. Archipelago's cost of liquidity generally fluctuated based on (i) trading volumes and (ii) the per share fee Archipelago paid liquidity providers for trades executed internally on ArcaEx or the per share routing charge Archipelago paid to external market centers for outbound trades. Under Regulation NMS, liquidity payments and routing charges could be functionally eliminated due to the cap that would be imposed on access fees, which could impact the liquidity of NYSE Arca's platform.

        In addition to liquidity payments and routing charges, Archipelago also incurred clearance, brokerage and related transaction expenses, which included transaction expenses paid to clearing entities for clearing and settlement, service fees paid per trade to exchanges for trade execution, costs incurred due to erroneous trade execution and charges Archipelago recorded from time to time for doubtful accounts, or bad debt, once Archipelago determined a receivable was not likely to be collected. Prior to the completion of the PCX Holdings acquisition, the contractual right to operate

ArcaEx as the exclusive equities trading facility of the Pacific Exchange and PCX Equities (and following the completion of the PCX Holdings acquisition, Archipelago's ownership of the Pacific Exchange and PCX Equities), allowed Archipelago not to incur clearing charges for trades executed on ArcaEx by two independent market participants. As a result, Archipelago's cost per trade was lower for trades executed internally on ArcaEx. If Archipelago routed a trade to an external market center, it bears clearing and settlement costs.

  Indirect Expenses

        In addition to Archipelago's direct cost of revenues, Archipelago incurred the following indirect expenses:

  •
  NYSE merger costs and related executive compensation;

  •
  employee compensation and benefits expenses, which included salaries, incentive compensation (including stock-based compensation) and related employee benefits and taxes;

  •
  depreciation and amortization expenses, which resulted primarily from the depreciation of the fixed assets Archipelago purchases, including computer software and hardware used in the development of Archipelago's trading systems;

  •
  communications expenses, which consisted primarily of costs for Archipelago's network connection with its customers and its data centers, as well as connectivity to various other market centers;

  •
  marketing and promotion expenses, which consisted primarily of media, print and other advertising expenses as well as customer marketing expenses;

  •
  legal and professional expenses, which consisted primarily of legal and accounting expenses;

  •
  occupancy expenses, which consisted primarily of rental expenses; and

  •
  general and administrative expenses, which included insurance, travel and entertainment expenses and other administrative expenses and general office costs.

        As a public company, Archipelago was subject to the provisions of the Sarbanes-Oxley Act of 2002, which required it to incur significant expenditures to establish systems, and to hire and train personnel to comply with these requirements.

        In addition, starting in the first quarter of 2006, Archipelago is required to recognize in its financial statements the compensation costs associated with share-based payment transactions, including stock options. For the year ending December 31, 2006, management anticipates that Archipelago will recognize a pre-tax expense of approximately $2.0 million in connection with share-based payment transactions.

Key Statistical Information

        Archipelago's revenues and gross margin were directly impacted by trading volumes of U.S. equity securities on the Archipelago system. Archipelago's profitability depended to a significant extent on its ability to attract and retain trading volumes, both in absolute terms and relative to other market centers. Archipelago derived revenues on both a per-share basis and a per-transaction basis, depending upon the source of revenue. The transaction fees Archipelago received for trade execution and the payments Archipelago made to liquidity providers were determined on a per share basis. Market data fees for exchange-listed securities were determined on a per transaction basis, and market data fees for Nasdaq-listed securities were determined based on a combination of share volume and transaction volume.

        The following table presents unaudited key transaction volume information, as well as selected operating information, for the periods presented. A description of how Archipelago calculates its trading share, its trading volumes and other operating measures is set forth below.

	Year ended December 31,
	2005	2004	2003
Trading days	252	252	252
Total U.S. market volume (millions of shares)(1)	1,047,720	990,511	926,500
Archipelago's total U.S. market volume (millions of shares)(1)	144,318	140,306	116,800
Archipelago's share of total U.S. market volume(1)(2)	13.8%	14.2%	12.6%
% of handled shares matched internally(3)	11.1%	10.9%	8.6%
% of handled shares routed out(3)	2.7%	3.3%	4.0%
Total volume of Nasdaq-listed securities (millions of shares)	453,363	455,550	424,607
Archipelago's total volume of Nasdaq-listed securities (millions of shares)	104,271	115,008	104,312
Archipelago's share of total volume of Nasdaq-listed securities(2)	23.0%	25.2%	24.6%
% of handled shares matched internally(3)	18.4%	19.2%	16.8%
% of handled shares routed out(3)	4.6%	6.0%	7.8%
Total volume of NYSE-listed securities (millions of shares)	523,615	460,455	439,608
Archipelago's volume in NYSE-listed securities (millions of shares)	18,855	8,375	4,904
Archipelago's share of total volume of NYSE-listed securities(2)	3.6%	1.8%	1.1%
% of handled shares matched internally(3)	2.8%	1.2%	0.5%
% of handled shares routed out(3)	0.8%	0.6%	0.6%
Total volume of AMEX-listed securities (millions of shares)	70,742	74,506	62,285
Archipelago's volume in AMEX-listed securities (millions of shares)	21,192	16,924	7,585
Archipelago's share of total volume of AMEX-listed securities(2)	30.0%	22.7%	12.2%
% of handled shares matched internally(3)	25.8%	19.4%	9.4%
% of handled shares routed out(3)	4.2%	3.3%	2.8%
Archipelago's ETF volume (millions of shares)	25,152	15,637	6,349
Archipelago's U.S. equity transaction volume (thousands of transactions)	486,638	416,629	295,107
Archipelago's average U.S. equity transaction size (shares per transaction)	297	337	396
Archipelago's average U.S. equity transactions per day (thousands of transactions)	1,931	1,653	1,176
Archipelago's average transaction-related revenue (per share)(4)	$0.0029	$0.0031	$0.0033
Archipelago's average transaction-related cost of revenue (per share)(5)	$0.0019	$0.0021	$0.0023
Archipelago's average transaction-related gross margin (per share)(6)	$0.0010	$0.0010	$0.0010
% of customer order volume matched internally(7)	88.8%	86.6%	80.6%
% of customer order volume routed out(7)	11.2%	13.4%	19.4%

(1)
U.S. market volume is calculated based on the number of shares of equity securities traded on the NYSE, AMEX and Nasdaq, including exchange-traded funds, as reported in the consolidated tape. The "consolidated tape" is the system that continuously provides the last sale price and volume of securities transactions in listed securities to the public.

(2)
Archipelago's trading share is calculated based on the number of shares handled on the Archipelago system as a percentage of total volume.

(3)
Represents Archipelago's share of the total volume of such securities handled on ArcaEx that was either matched internally on ArcaEx or routed out to an external market center.

(4)
The per share amount is calculated based on Archipelago's total revenues derived from equity transaction fees of $425.0 million, $434.5 million and $380.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(5)
The per share amount is calculated based on Archipelago's cost of revenues derived from transaction fees, which consist of routing charges and liquidity payments of $273.6 million, $292.2 million and $268.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The cost of revenue from transaction fees used in the per share computation does not include clearance, brokerage and other transaction expenses.

(6)
The per share amount is calculated based on Archipelago's net revenues received from transaction fees, and Archipelago's total U.S. market volume for the relevant period.

(7)
The percentage of customer order volume matched internally is calculated by dividing the volume of customer orders executed within Archipelago's internal liquidity pool (including the volume of both buy orders and sell orders) by the total volume of customer orders (again including the volume of both buy orders and sell orders when such orders are matched internally). The percentage of customer orders routed out is calculated by dividing the volume of customer orders routed to other market centers by the total volume of customer orders.

        For purposes of calculating its volume, Archipelago included all shares that are "handled" on the Archipelago system. Handled shares include both shares that were bought or sold within Archipelago's internal liquidity pool and shares that were routed to external markets for execution. Archipelago counted every transaction handled by the Archipelago system once; Archipelago did not count both sides of any transaction. For example, if a customer's 10,000 share buy order was matched with another customer's 10,000 share sell order in Archipelago's internal liquidity pool, Archipelago's handled volume would be 10,000 shares. As another example, if one of Archipelago's customers sent it an order to buy 10,000 shares and the best price for that order is displayed at another market center, Archipelago would have routed that order to the other market center for execution. The other market center would report a 10,000 share transaction in the consolidated tape, and Archipelago's handled volume would have been 10,000 shares. As a result, the 10,000 shares Archipelago reported as handled by it in this example were also handled by the external market center.

        In computing the percentage of customer order volume matched internally and the percentage of customer order volume routed out, Archipelago calculated the percentage based on the volume of individual customer orders, not the volume of matched trades (i.e., only counting one side of a matched transaction). For example, Archipelago calculated two customer orders matched internally on its system as two customer orders matched internally, and it included the volume of both the buy order and the sell order in computing its percentages of customer order volume matched internally and routed out. Archipelago calculated one customer order routed to an external market center (which was matched with an order at that other market center) as one outbound trade or one customer order. Archipelago calculated one customer order routed to it from an external market center and matched with an order on its system as one inbound trade or one customer order.

        Transactions in Nasdaq and exchange-listed securities are reported in the consolidated tape, a high-speed system that continuously provides last sale price and volume in listed securities. Archipelago's handled volume was higher than its volume reported to the centralized aggregators for inclusion in the consolidated tape for two reasons. First, Archipelago did not report trades routed to another market center to the centralized aggregators of this data. Instead, the destination market center reported these trades. For example, if a customer's 10,000 share buy order was routed to another market center for execution, Archipelago's handled volume would have been 10,000 shares, but it would not have reported the trade. Second, its handled volume included odd lot transactions, generally defined as trades of fewer than 100 shares, which, by rule, Archipelago did not report to the centralized aggregators for inclusion in the consolidated tape. For example, if one of Archipelago's customers bought 50 shares, its handled volume would have been 50 shares but it would not have reported this trade.

        For purposes of calculating its trading share, Archipelago used the volume of shares that were handled on the Archipelago system (as described above) as the numerator, and the aggregate volume of shares reported by all securities exchanges and associations in the consolidated tape as the denominator. Archipelago's trading share could have been expressed as:

Number of shares handled on the Archipelago system

Overall market volume as reported in the consolidated tape

        As an alternative method of calculating trading share, Archipelago could have included in the numerator of the above formula only transactions that it reported in the consolidated tape. This would have excluded shares routed to other market centers and odd-lot transactions from its trading share calculation.

        For purposes of calculating the percentage of handled shares matched internally or routed out, Archipelago counted all shares that were "handled" on the Archipelago system as described above. Archipelago counted every transaction handled by the Archipelago system once; Archipelago did not count both sides of any transaction. Therefore, if five trades were executed on ArcaEx for 10,000 shares each, three of which are routed out, Archipelago would have handled 50,000 shares and its percentage of that share volume matched internally would have been 40% and routed out would have been 60%.

        Alternatively, for the purpose of calculating the percentage of customer order volume matched internally or routed out, Archipelago counted each customer order exactly once. If two customers' orders were matched within its internal liquidity pool, Archipelago counted the volume of both the buy order and the matched sell order. On the other hand, if a customer's order was routed to another market center and matched with an order posted at that other market center, Archipelago counted only the volume of the order routed out.

Results of Operations

        The following table sets forth Archipelago's consolidated statements of operations data for the periods presented as a percentage of total revenues:

	Year ended December 31,
	2005	2004	2003
Revenues:
Transaction fees	86.1%	88.4%	92.8%
Activity assessment fees	9.7	—	—
Market data fees	12.6	11.5	7.1
Listing fees	1.3	0.1	0.1

Total revenues	109.7	100.0	100.0
Section 31 fees	9.7	—	—

Revenues, less Section 31 fees	100.0%	100.0%	100.0%

Cost of revenues:
Liquidity payments	41.9%	41.4%	37.6%
Routing charges	13.5	18.1	27.7
Clearance, brokerage and other transaction expenses	1.2	2.8	11.0

Total cost of revenues	56.6	62.3	76.3

Gross margin	43.4%	37.7%	23.7%

Indirect expenses:
NYSE merger costs and related executive compensation	9.3%	—	—
Other employee compensation and benefits	10.5	7.8%	8.8%
Depreciation and amortization	4.4	4.7	6.3
Communications	4.0	3.3	4.5
Marketing and promotion	4.5	4.1	2.0
Legal and professional	2.6	2.3	2.0
Occupancy	1.4	0.9	1.0
General and administrative	3.3	2.3	2.4

Total indirect expenses	40.0%	25.4%	27.0%

Operating income (loss)	3.4%	12.3%	(3.3)%
Interest and other, net	0.9	0.3	0.1

Income (loss) before income tax provision	4.3%	12.6%	(3.2)%
Income tax provision	1.9	1.1	—

Income (loss) from continuing operations	2.4%	11.5%	(3.2)%

Income from discontinued operations	0.8	2.3	3.6

Net income	3.2%	13.8%	0.4%
Deemed dividend on convertible preferred shares	—	(2.0)	—

Net income attributable to common stockholders	3.2%	11.8%	0.4%

Year Ended December 31, 2005 versus Year Ended December 31, 2004

        The following table sets forth Archipelago's consolidated statements of operations data for the periods presented (in millions):

	Year ended December 31,
			Amount Change	Percentage Change
	2005	2004
Revenues:
Transaction fees	$425.0	$434.5	$(9.5)	(2.2)%
Activity assessment fees	48.0	—	48.0	100.0
Market data fees	62.0	56.4	5.6	9.9
Listing fees	6.4	0.4	6.0	1,500.0

Total revenues	541.4	491.3	50.1	10.2
Section 31 fees	48.0	—	(48.0)	(100.0)

Revenues, less Section 31 fees	493.4	491.3	2.1	0.4%

Cost of revenues:
Liquidity payments	206.9	203.5	(3.4)	(1.7)%
Routing charges	66.7	88.7	22.0	24.8
Clearance, brokerage and other transaction expenses	5.9	13.7	7.8	56.9

Total cost of revenues	279.5	305.9	26.4	8.6

Gross margin	213.9	185.4	28.5	15.4

Indirect expenses:
NYSE merger costs and related executive compensation	46.1	—	(46.1)	(100.0)%
Other employee compensation and benefits	51.6	38.4	(13.2)	(34.4)
Depreciation and amortization	21.6	22.9	1.3	5.7
Communications	19.5	16.3	(3.2)	(19.6)
Marketing and promotion	22.2	20.1	(2.1)	(10.4)
Legal and professional	12.6	11.1	(1.5)	(13.5)
Occupancy	6.7	4.2	(2.5)	(59.5)

General and administrative	16.2	11.3	(4.9)	(43.4)

Total indirect expenses	196.5	124.3	(72.2)	(58.1)%

Operating income	17.4	61.1	(43.7)	(71.5)%
Interest and other, net	4.5	1.6	2.9	181.3

Income before income tax provision	21.9	62.7	(40.8)	(65.1)%
Income tax provision	9.4	5.3	(4.1)	(77.4)

Income before continuing operations	12.5	57.4	(44.9)	(78.2)%
Income from discontinued operations	3.8	11.5	(7.7)	(67.0)

Net income	16.3	68.9	(52.6)	(76.3)%
Deemed dividend on convertible preferred shares	—	(9.6)	9.6	100.0

Net income attributable to common stockholders	$16.3	$59.3	$(43.0)	(72.5)%

  Highlights

        For the year ended December 31, 2005, Archipelago's income from continuing operations decreased to $12.5 million, a $44.9 million decline compared to $57.4 million for the year ended

December 31, 2004. Archipelago's operations for the period primarily reflect the following principal factors:

  •
  Increased volume and lower trading share. While Archipelago's total volume traded increased 2.9% to 144.3 billion shares for the year ended December 31, 2005 from 140.3 billion shares for the year ended December 31, 2004, its trading share of the total U.S. equity trading volume (Nasdaq-, NYSE- and AMEX-listed securities) declined to 13.8% for 2005 from 14.2% for 2004.

  •
  More liquidity posted on ArcaEx. The percentage of customer orders matched internally increased to 88.8% in 2005 from 86.6% in 2004 and therefore reduced the percentage routed to other market centers, resulting in a change in the amount and mix of Archipelago's cost of revenues:

  •
  liquidity payments increased to $206.9 million, or 41.9% of total revenues in 2005, from $203.5 million, or 41.4% of total revenues in 2004;

  •
  routing charges declined to $66.7 million, or 13.5% of total revenues in 2005, from $88.7 million, or 18.1% of total revenues in 2004; and

  •
  clearance, brokerage and other transaction expenses declined to $5.9 million, or 1.2% of total revenues in 2005, from $13.7 million, or 2.8% of total revenues in 2004.

  •
  Improved gross margin. Due to these changes in its costs of revenues, Archipelago's gross margin improved by $28.5 million. As a percentage of total revenues (less Section 31 fees), Archipelago's gross margin increased to 43.4% for the year ended December 31, 2005 from 37.7% for the year ended December 31, 2004, driven by the favorable impacts of (i) Archipelago's higher internal match rate, (ii) a greater contribution of market data fees and (iii) the contribution of the Pacific Exchange following Archipelago's September 2005 acquisition of their operations.

  •
  Increased indirect expenses. Despite the improvement in Archipelago's gross margin, Archipelago's operating income declined $43.7 million, or 71.5%, to $17.4 million for the year ended December 31, 2005 from $61.1 million for the year ended December 31, 2004. This was primarily associated with $46.1 million of expenses incurred in 2005 in connection with Archipelago's merger with NYSE, including legal, banking and regulatory fees, and the acceleration of certain executive compensation associated with the merger. Archipelago did not incur such costs in 2004.

        Total U.S. share volume in equity securities (Nasdaq-, NYSE-, and AMEX-listed shares) increased by 5.8% to 1,047.7 billion shares for the year ended December 31, 2005 from 990.5 billion shares for the year ended December 31, 2004. Over the same period, Archipelago's total U.S. market volume increased 2.9% from 140.3 billion shares to 144.3 billion shares. For the year ended December 31, 2005, Archipelago handled 23.0%, 3.6% and 30.0% of the consolidated trading volume in Nasdaq-, NYSE-, and AMEX-listed equities, respectively. This compares to 25.2%, 1.8% and 22.7% for the year ended December 31, 2004.

  Revenues

        Archipelago's total revenues less Section 31 fees increased by $2.1 million, or 0.4%, from $491.3 million for the year ended December 31, 2004 to $493.4 million for the year ended December 31, 2005.

        Transaction fees declined to $425.0 million for the year ended December 31, 2005 from $434.5 million for the year ended December 31, 2004, a decrease of $9.5 million, or 2.2%. Transaction fees in 2004 were made up entirely of revenues generated by Archipelago's ArcaEx Equities segment. For the year ended December 31, 2005, transaction fees were derived from both Archipelago's ArcaEx Equities segment and its ArcaEx Options segment that Archipelago established in the fourth quarter of

2005 with Archipelago's acquisition of the Pacific Exchange. For the year ended December 31, 2005, transaction fees generated by ArcaEx Equities were $415.4 million and transaction fees derived from ArcaEx Options were $9.6 million.

        Despite the fact that the total share volume handled on ArcaEx increased during the period, transaction fees generated by ArcaEx Equities decreased $19.1 million, or 4.4%, $434.5 million for the year ended December 31, 2004 to $415.4 million for the year ended December 31, 2005. This primarily resulted from changes in Archipelago's internal match rate and changes in the relative amounts of NYSE-listed, AMEX-listed and Nasdaq-listed securities Archipelago handled on ArcaEx.

        The percentage of customer orders matched internally increased to 88.8% for the year ended December 31, 2005 compared to an internal match rate of 86.6% for the year ended December 31, 2004. Archipelago's transaction fee pricing is structured such that routed shares generate greater gross revenue per share than those matched internally. As the number of shares routed out to other market centers declines relative to the overall share volume, Archipelago's transaction revenue growth trails volume growth. Archipelago's transaction fee pricing is also structured such that trades handled by ArcaEx in NYSE-listed securities are charged lower fees than trades consisting of Nasdaq-listed and AMEX-listed securities. Archipelago's trade mix has changed to include more shares of NYSE-listed securities relative to Archipelago's overall share volume handled. For the year ended December 31, 2005, NYSE-listed securities comprised 13.1% of Archipelago's total share volume handled compared to 6.0% for the year ended December 31, 2004.

        Market data fees increased from $56.4 million for the year ended December 31, 2004 to $62.0 million for the year ended December 31, 2005, an increase of $5.6 million, or 9.9%. Market data fees derived from trading Nasdaq-listed securities were unchanged at $32.4 million. Market data fees derived from trading Amex-listed securities increased to $24.1 million in 2005 from $21.8 million in 2004. Market data fees derived from trading NYSE-listed securities increased to $4.8 million in 2005 from $2.2 million in 2004. For the year ended December 31, 2005, market data fees generated by ArcaEx Options, which Archipelago acquired in September 2005, were $0.7 million.

        Revenues from listing and other fees increased to $6.4 million for the year ended December 31, 2005 from $0.4 million for the year ended December 31, 2004. For the year ended December 31, 2005, ArcaEx Options contributed $5.9 million to other revenues, including OTP fees, exchange floor-based charges and regulatory fees.

  Cost of Revenues

        Despite the fact that the trading volume of ArcaEx Equities increased 2.9%, Archipelago's total cost of revenues declined $26.4 million, or 8.6%, from $305.9 million for the year ended December 31, 2004 to $279.5 million for the year ended December 31, 2005. As a percentage of total revenues, Archipelago's cost of revenues declined from 62.3% to 56.6%. This was primarily due to the $16.8 million of revenues generated by ArcaEx Options, which have minimal associated direct costs. Also, as Archipelago's internal match rate increases, Archipelago's liquidity payments increase and routing charges and clearance, brokerage and other transaction expenses decline. The percentage of customer order volume matched internally on ArcaEx increased to 88.8% (with 11.2% routed to other market centers for execution) for the year ended December 31, 2005 from 86.6% (with 13.4% routed to other market centers for execution) for the year ended December 31, 2004.

        Liquidity payments increased to $206.9 million for the year ended December 31, 2005 from $203.5 million for the year ended December 31, 2004, an increase of $3.4 million, or 1.7%. The increase in liquidity payments associated with Archipelago's increased volume and its higher internal match rate was mitigated by a greater contribution of NYSE-listed shares to its total trading volume. Based on its current pricing structure, Archipelago generally does not make liquidity payments for trades in NYSE-listed securities.

        Routing charges declined $22.0 million, or 24.8%, to $66.7 million for the year ended December 31, 2005 from $88.7 million for the year ended December 31, 2004. This decline is primarily attributable to Archipelago's increased internal match rate and the resulting reduction in routed volume as well as lower routing costs per share as a result of certain cost management initiatives and changes in trade behavior and product mix. Although Archipelago experienced an increase of 2.9% in its total share volume handled, shares routed out to other market centers declined 13.5% to 28.4 billion shares for the year ended December 31, 2005 compared to 32.8 billion shares for the year ended December 31, 2004.

        Clearance, brokerage and other transaction expenses declined from $13.7 million for the year ended December 31, 2004 to $5.9 million for the year ended December 31, 2005, a $7.8 million, or 56.9%, decrease. Clearance, brokerage and other transaction expenses declined primarily due to the decrease in the number of trades subject to clearing costs due to the lower percentage of orders routed out to other market centers and the reduction of Archipelago's clearing costs following the self-clearing of Archipelago's routing broker and introducing broker businesses. Effective in January 2005, Archipelago began to self-clear trades routed by ArcaEx to other market centers for execution. In addition, effective in July 2004, Archipelago began to self-clear trades effected by non-ETP broker-dealer customers accessing ArcaEx through Archipelago's subsidiary, ATS.

  Gross Margin

        Gross margin increased $28.5 million, or 15.4%, to $213.9 million for the year ended December 31, 2005 from $185.4 million for the year ended December 31, 2004. As a percentage of total revenues, Archipelago's gross margin percentage increased from 37.7% in 2004 to 43.3% in 2005. Archipelago's gross margin improved as a result of reduced clearance, brokerage and other expenses. In addition, the greater contribution of market data fees to total revenues and the addition of revenues generated by ArcaEx Options (following Archipelago's September 2005 acquisition of the Pacific Exchange) had a positive impact on Archipelago's gross margin percentage.

  Indirect Expenses

        Total indirect expenses increased $72.2 million, or 58.1%, to $196.5 million for the year ended December 31, 2005 from $124.3 million for the year ended December 31, 2004. The increase in Archipelago's indirect expenses was primarily due to the following:

  •
  For the year ended December 31, 2005, Archipelago incurred $46.1 million in NYSE merger costs and related executive compensation, including:

  •
  $28.8 million of compensation expense incurred as a result of the acceleration of certain payments and vesting of restricted stock units to Archipelago's executive officers that would have occurred in 2006 following the termination of employment agreements or change in control severance agreements after the completion of Archipelago's merger with the NYSE or, in the case of one executive, upon the sale of Wave;

  •
  $14.3 million of legal, banking, regulatory and other fees incurred directly in connection with the NYSE merger; and

  •
  $3.0 million of legal fees incurred in litigation regarding the merger with NYSE brought by certain NYSE members.

        Archipelago did not incur these costs in 2004.

  •
  Other employee compensation and benefits increased by $13.2 million, or 34.4%, to $51.6 million from $38.4 million. The increase was the result of increased staffing and the employee stock-based compensation expense recognized in relation to restricted stock units granted in the 2005. In 2004, long-term incentive compensation consisted of stock options granted at the then estimated fair value of Archipelago's stock for which no compensation expense was recognized due to the absence of intrinsic value. In addition, Archipelago incurred $5.5 million in additional compensation and benefits associated with the employees of ArcaEx Options. Archipelago acquired the operations of ArcaEx Options in September 2005.

  •
  Depreciation and amortization declined $1.3 million, or 5.7%, to $21.6 million from $22.9 million. The decrease is primarily associated with accelerated depreciation Archipelago recognized in the first quarter of 2004 in relation to the retirement of its original trading platform in March 2004, which was partially offset by additional depreciation it recognized in connection with capital expenditures it made throughout the year ended December 31, 2005.

  •
  Marketing and promotion increased from $20.1 million to $22.2 million, a $2.1 million, or 10.4%, increase. In 2005, Archipelago accentuated Archipelago's brand recognition advertising efforts.

  •
  Legal and professional fees increased from $11.1 million for the year ended December 31, 2004 to $12.6 million for the year ended December 31, 2005, a $1.5 million, or 13.5%, increase, including $0.7 million in additional legal and professional expenses incurred by ArcaEx Options, which Archipelago acquired in September 2005.

  •
  Over the same period, communications and occupancy costs increased $3.2 million and $2.5 million, respectively. This was mainly the result of incremental expenses incurred in connection with Archipelago's operation of a data center in New Jersey (which Archipelago started building in the fourth quarter of 2004) and the operations of ArcaEx Options, which Archipelago acquired in September 2005.

  •
  General and administrative expenses increased $4.9 million, or 43.4%, to $16.2 million from $11.3 million. Insurance premiums and computer maintenance costs increased $1.7 million and $1.9 million, respectively, for the year ended December 31, 2005 compared to the year ended December 31, 2004. In addition, for the year ended December 31, 2005, the newly acquired operations of ArcaEx Options added general and administrative expenses in the amount of $2.2 million.

  Interest and Other

        Interest and other income and expenses increased $2.9 million to $4.5 million for the year ended December 31, 2005. The increase was primarily driven by higher interest rates earned on Archipelago's invested cash balances.

  Income Tax Provision

        For the year ended December 31, 2005, Archipelago provided for income taxes at a 42.8% blended tax rate. In the 2004 period, for the income earned from the date of Archipelago's conversion to a Delaware corporation through December 31, 2004, Archipelago provided for income taxes at a 41.5% blended tax rate. Prior to that date, Archipelago was treated as a partnership for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss were generally reportable on the tax returns of Archipelago's members.

  Income from Continuing Operations

        As a result of the foregoing, Archipelago reported income from continuing operations of $12.5 million for the year ended December 31, 2005; a decrease of $44.9 million compared to $57.4 million income from continuing operations for the year ended December 31, 2004.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

        The following table sets forth Archipelago's consolidated statements of operations data for the periods presented:

	Year ended December 31,
			Amount Change	Percentage Change
	2004	2003
	(in millions)
Revenues:
Transaction fees	$434.5	$380.6	$53.9	14.2%
Market data fees	56.4	29.0	27.4	94.5
Listing fees	0.4	0.5	(0.1)	(20.0)

Total revenues	491.3	410.1	81.2	19.8%

Cost of revenues:
Liquidity payments	203.5	154.2	(49.3)	(32.0)%
Routing charges	88.7	113.8	25.1	22.1
Clearance, brokerage and other transaction expenses	13.7	45.0	31.3	69.6

Total cost of revenues	305.9	313.0	7.1	2.3%

Gross margin	185.4	97.1	88.3	90.9%

Indirect expenses:
Other employee compensation and benefits	38.4	36.1	(2.3)	(6.4)%
Depreciation and amortization	22.9	25.9	3.0	11.6
Communications	16.3	18.3	2.0	10.9
Marketing and promotion	20.1	8.1	(12.0)	(148.1)
Legal and professional	11.1	8.3	(2.8)	(33.7)
Occupancy	4.2	4.0	(0.2)	(5.0)
General and administrative	11.3	9.9	(1.4)	(14.1)

Total indirect expenses	124.3	110.6	(13.7)	(12.4)%

Operating income (loss)	61.1	(13.5)	74.6	(552.6)%
Interest and other, net	1.6	0.6	1.0	166.7

Income (loss) before income tax provision	62.7	(12.9)	75.6	(586.0)%
Income tax provision	5.3	—	(5.3)	(100.0)

Income (loss) from continuing operations	57.4	(12.9)	70.3	(545.0)%
Income from discontinued operations	11.5	14.7	(3.2)	(21.8)

Net income	68.9	1.8	67.1	3,727.8%
Deemed dividend on convertible preferred shares	(9.6)	—	(9.6)	(100.0)

Net income attributable to common stockholders	$59.3	$1.8	$57.5	3,194.4%

  Highlights

        For the year ended December 31, 2004, Archipelago's income from continuing operations increased to $57.4 million, a $70.3 million improvement compared to the year ended December 31, 2003. Archipelago's improved results of operations for the period primarily reflect the following principal factors:

  •
  Increased volume and trading share. While total U.S. market volumes increased 6.9% to 990.5 billion shares traded, Archipelago's total volume traded increased 20.1%, to 140.3 billion shares traded. This increased its share of the trading volume of the total U.S. listed-equity market from 12.6% for 2003 to 14.2% for 2004.

  •
  More liquidity posted on ArcaEx. The percentage of customer orders matched internally increased from 80.6% in 2003 to 86.6% in 2004 and therefore reduced the percentage routed to other market centers, resulting in a change in the amount and mix of Archipelago's cost of revenues:

  •
  liquidity payments increased to $203.5 million, or 41.4% of total revenues in 2004, from $154.2 million, or 37.6% of total revenues in 2003;

  •
  routing charges declined to $88.7 million, or 18.1% of total revenues in 2004, from $113.8 million, or 27.7% of total revenues in 2003; and

  •
  clearance, brokerage and other transaction expenses declined to $13.7 million, or 2.8% of total revenues in 2004, from $45.0 million, or 11.0% of total revenues in 2003.

  •
  Improved gross margin. Due to these changes in Archipelago's cost of revenues and a greater contribution of market data fees to Archipelago's total revenues, its gross margin improved by $88.3 million and gross margin as a percentage of total revenues increased from 23.7% for the year ended December 31, 2003 to 37.7% for the year ended December 31, 2004.

  •
  Fully-operational ArcaEx. Archipelago realized the benefits of operating ArcaEx as a facility of PCX Equities rather than as an ECN effective April 11, 2003, including increased market data revenues and reduced clearing costs.

  •
  Continued reduction of clearing expenses. Archipelago reduced clearing costs per trade as a result of both the renegotiation of existing clearing agreements and the transition to self-clearing transactions effected by broker-dealers accessing ArcaEx through Archipelago's subsidiary, ATS.

        Total U.S. market volumes in Nasdaq-, NYSE-, and AMEX-listed securities increased by 6.9% from 926.5 billion shares for the year ended December 31, 2003 to 990.5 billion shares for the year ended December 31, 2004. Over the same period, Archipelago's total U.S. market volume increased 20.1% from 116.8 billion shares to 140.3 billion shares. For the year ended December 31, 2004, Archipelago handled 25.3%, 1.8%, and 22.7% of the total trading volume in Nasdaq-, NYSE-, and AMEX-listed equities, respectively, compared to 24.6%, 1.1% and 12.2% for the year ended December 31, 2003.

  Revenues

        Archipelago's total revenues increased $81.2 million, or 19.8%, from $410.1 million for the year ended December 31, 2003 to $491.3 million for the year ended December 31, 2004. This growth in its total revenues was primarily driven by:

  •
  a $53.9 million, or 14.2%, increase in transaction fees, reflecting both industry-wide volume growth and Archipelago's expanded trading share, and

  •
  a $27.4 million, or 94.5%, increase in market data fees, reflecting Archipelago's transition to the ArcaEx platform in April 2003, increased trading volume, and an increase in customer orders matched internally, for which Archipelago receives market data revenues.

        Transaction fees increased from $380.6 million for the year ended December 31, 2003 to $434.5 million for the year ended December 31, 2004. The increase was driven by the 20.1% increase Archipelago experienced in transaction volumes and was partially offset by the increase in the percentage of customer shares matched internally.

        Market data fees increased from $29.0 million for the year ended December 31, 2003 to $56.4 million for the year ended December 31, 2004, an increase of $27.4 million, or 94.5%. Market data fees derived from trading Nasdaq-listed securities increased from $19.0 million in 2003 to $32.4 million in 2004. Market data fees derived from trading Amex-listed securities increased from $9.3 million in 2003 to $21.8 million in 2004. Market data fees derived from trading NYSE-listed securities increased from $0.7 million in 2003 to $2.2 million in 2004. For the year ended December 31 2004, Archipelago benefited fully from the improved economics of operating ArcaEx as a facility of PCX Equities.

        Revenues from listing fees decreased from $0.5 million for the year ended December 31, 2003 to $0.4 million for the year ended December 31, 2004.

  Cost of Revenues

        Archipelago's total cost of revenues declined from $313.0 million for the year ended December 31, 2003 to $305.9 million for the year ended December 31, 2004. As a percentage of total revenues, Archipelago's cost of revenues declined from 76.3% to 62.3%. As Archipelago's internal match rate increases, its liquidity payments increase and routing charges and clearance, brokerage and other transaction expenses decline. The percentage of customer order volume matched internally on ArcaEx increased from 80.6% (with 19.4% routed to other market centers for execution) for the year ended December 31, 2003 to 86.6% (with 13.4% routed to other market centers for execution) for the year ended December 31, 2004.

        Liquidity payments increased by $49.3 million, or 32.0%, from $154.2 million for the year ended December 31, 2003 to $203.5 million for the year ended December 31, 2004. Archipelago's increased liquidity payments primarily reflect an increase in the percentage of customer order volume matched internally on ArcaEx and the larger transaction volumes Archipelago achieved in 2004 compared to 2003.

        Routing charges declined $25.1 million, or 22.1%, from $113.8 million for the year ended December 31, 2003 to $88.7 million for the year ended December 31, 2004. This decline primarily reflects an increase in the percentage of customer order volume matched internally, partially offset by increased trading volume year-over-year.

        Clearance, brokerage and other transaction expenses declined $31.3 million, or 69.6%, from $45.0 million for the year ended December 31, 2003 to $13.7 million for the year ended December 31, 2004. This decline was the result of reduced clearing costs per trade that became effective in November 2003, the migration of trading from the Archipelago ECN to ArcaEx as a facility of PCX Equities in April 2003 (as a result of which Archipelago did not incur clearing charges for trades executed internally), and a decrease in the relative number of trades subject to clearing costs due to the lower percentage of orders routed out. In addition, effective in July 2004, Archipelago began to self-clear trades effected by non-ETP broker-dealer customers accessing ArcaEx through Archipelago's subsidiary, ATS, which contributed to the reduction of Archipelago's clearing costs.

        Clearance, brokerage and other transaction expenses for the year ended December 31, 2003 included the following:

  •
  $4.5 million in costs related to fees charged by Spear, Leeds & Kellogg L.P., a subsidiary of The Goldman Sachs Group, Inc., under Archipelago's service bureau agreement with them for the development, operation, management and support services provided to the REDIBook ECN in connection with the integration of the REDIBook ECN into the Archipelago system. Archipelago did not incur these charges in 2004 due to the migration of trading of Nasdaq-listed securities from the Archipelago ECN to ArcaEx in April 2003.

  •
  $7.0 million of bad debt expense for accounts receivable balances that Archipelago deemed uncollectible. For the year ended December 31, 2004, Archipelago took back into income approximately $0.9 million as a result of improved collections, which provided for a $7.9 million decrease of clearing, brokerage and other transaction expenses year-over-year.

  Gross Margin

        Gross margin increased $88.3 million, or 90.9%, from $97.1 million for the year ended December 31, 2003 to $185.4 million for the year ended December 31, 2004. Archipelago's gross margin as a percentage of total revenues increased from 23.7% in 2003 to 37.7% in 2004. The improved gross margin was primarily the result of reduced clearance, brokerage and other expenses. These costs declined by $31.3 million, notwithstanding the fact that transaction volumes increased by 20.1%. Additionally, market data revenues increased from 7.1% of total revenues for the year ended December 31, 2003 to 11.5% for the year ended December 31, 2004, which also contributed to Archipelago's gross margin improvement since there are no direct costs associated with market data revenues. Archipelago's combined liquidity and routing expenses declined as a percentage of its total revenues to 59.5% from 65.3%.

  Indirect Expenses

        Total indirect expenses increased $72.2 million, or 58.1%, to $196.5 million for the year ended December 31, 2005 from $124.3 million for the year ended December 31, 2004. The increase in Archipelago's indirect expenses was primarily due to the following:

  •
  For the year ended December 31, 2005, Archipelago incurred $46.1 million in NYSE merger costs and related executive compensation. See "—Liquidity and Capital Resources."

  •
  Other employee compensation and benefits increased $2.3 million, or 6.4%, to $38.4 million from $36.1 million primarily as a result of increased staffing.

  •
  Depreciation and amortization declined $3.0 million, or 11.6%, to $22.9 million from $25.9 million. The decrease was primarily associated with the accelerated depreciation Archipelago recognized for the period from June 2003 to March 2004 in relation to the retirement of its original trading platform. This was partially offset by additional depreciation Archipelago recognized in connection with capital expenditures Archipelago made throughout the year ended December 31, 2004.

  •
  Marketing and promotion increased $12.0 million to $20.1 million from $8.1 million primarily as a result of the brand recognition advertising campaign Archipelago launched in September 2004.

  •
  Legal and professional fees increased $2.8 million, or 33.7%, to $11.1 million from $8.3 million in relation to additional expenses incurred as a public company, including increased board of directors and audit fees.

  •
  General and administrative expenses increased $1.4 million, or 14.1%, to $11.3 million from $9.9 million also in relation to additional expenses incurred as a public company, including directors and officers' insurance premiums. This was partially offset by reduced computer lease expenses.

  Interest and Other

        Interest and other income and expenses increased $1.0 million to $1.6 million for the year ended December 31, 2004 compared to $0.6 million for the year ended December 31, 2003. This was due to increased average cash and cash equivalent balances and higher interest rates earned on those balances.

  Income Tax Provision

        For the income earned from the date of Archipelago's conversion to a Delaware corporation through December 31, 2004, Archipelago provided for income taxes at a 41.5% blended tax rate. In 2003, Archipelago was treated as a partnership for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss were generally reportable on the tax returns of Archipelago's members.

  Income (Loss) from Continuing Operations

        As a result of the foregoing, Archipelago reported income from continuing operations of $57.4 million for the year ended December 31, 2004; an increase of $70.3 million compared to the loss from continuing operations of $12.9 million for the year ended December 31, 2003.

  Deemed Dividend on Convertible Preferred Shares

        Upon the conversion of redeemable preferred shares into shares of common stock in connection with of Archipelago's IPO, Archipelago issued approximately 717,000 additional shares of common stock attributable to a beneficial conversion feature included in the previously issued redeemable preferred interest. The $9.6 million intrinsic value of such shares was a deemed dividend on convertible preferred shares, which was reported after net income to reach net income attributable to common stockholders.

  Net Income Attributable to Common Stockholders

        Archipelago reported net income attributable to common stockholders of $59.3 million for the year ended December 31, 2004; an increase of $57.5 million compared to net income of $1.8 million for the year ended December 31, 2003.

  Liquidity and Capital Resources

        Historically, Archipelago's primary sources of liquidity were cash provided by operations and proceeds generated from the sale of its common equity and preferred shares. On August 19, 2004, Archipelago completed the sale of 6,325,000 shares of common stock at $11.50 per share in its IPO, for which it received net proceeds of $67.6 million. Archipelago incurred approximately $6.8 million in expenses related to its IPO. Certain former members of Archipelago Holdings LLC sold another 6,325,000 million shares to the public, for which Archipelago received no proceeds.

        On September 26, 2005, Archipelago completed the acquisition of PCX Holdings and its subsidiaries for a total purchase price of approximately $94.0 million consisting of a $90.9 million cash payment to PCX Holdings stockholders and certain PCX Holdings employees, and direct costs of acquisition of $3.1 million. The $90.9 million cash payment represented the total dollar value of 1,645,415 shares of Archipelago common stock held by PCX Holdings at the time of the closing, or $66.3 million, plus $24.6 million.

        In connection with its merger with NYSE, at closing, Archipelago maintained a minimum $120.0 million net cash balance, as defined. For the year ended December 31, 2005, Archipelago incurred $46.1 million in NYSE merger costs and related executive compensation, including (i) $28.8 million of compensation expense ($21.3 million in cash and $7.5 million as a non-cash charge) incurred as a result of the acceleration of certain payments and vesting of restricted stock units to Archipelago's executive officers that would have occurred in 2006 following the termination of employment agreements or change in control severance agreements after the completion of Archipelago's merger with the NYSE or, in the case of one executive, upon the sale of Wave, (ii) $14.3 million of legal, banking, regulatory and other fees incurred directly in connection with the

NYSE merger, and (iii) $3.0 million of legal fees incurred in connection with litigation matters related to the merger of the NYSE and Archipelago brought by certain NYSE members.

        Archipelago's principal liquidity requirements have historically been for working capital, capital expenditures and general corporate purposes. Archipelago's capital expenditures have historically related primarily to developing its trading platforms, which included investments in software development and hardware, as well as building its data centers.

        As of December 31, 2005, Archipelago had $145.3 million of cash and cash equivalents (including cash from discontinued operations of $11.0 million). For the year ended December, 2005, Archipelago provided cash of $91.5 million from the operating activities of its continuing operations, consisting of income from continuing operations of $12.5 million and the $79.0 million net effect of non-cash items and changes in its working capital. Archipelago used $118.4 million in investing activities of its continuing operations to acquire PCX Holdings and its subsidiaries and to purchase fixed assets and develop software. In addition, Archipelago's continuing operations provided cash from financing activities of $16.0 million primarily in relation to a $24.0 million capital contribution from the discontinued operations of Wave, which was partially offset by $7.8 million Archipelago spent repurchasing shares of its common stock.

        Archipelago's broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in the United States, the United Kingdom and Canada—the three countries in which Archipelago's broker-dealer subsidiaries do business—generally prohibit a broker-dealer subsidiary from repaying borrowings from Archipelago or its affiliates, paying cash dividends, making loans to Archipelago or its affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator. Archipelago's capital structure was designed to provide each of its subsidiaries with capital and liquidity consistent with its business and regulatory requirements.

Summary Disclosures About Contractual Obligations and Off-Balance Sheet Arrangements

  Contractual Obligations

        As of December 31, 2005, Archipelago's contractual cash obligations and other commercial commitments consisted of the following:

	Payments due by year
	Total	2006	2007	2008	2009	Thereafter
	(in thousands)
Lease obligations	$43,207	$9,352	$8,093	$7,016	$4,967	$13,779
Purchase obligations	5,100	4,800	300	—	—	—

Total	$48,307	$14,152	$8,393	$7,016	$4,967	$13,779

  Off-Balance Sheet Arrangements

        In November 2004, pursuant to a lease agreement, Archipelago applied for a $1.2 million irrevocable standby letter of credit, which has periodic reductions to the amount required to be maintained until expiration in July 2015. In connection with this letter of credit, Archipelago entered into a compensating balance agreement with its bank for one and one-half times the amount of the letter of credit. The beneficiary of this letter of credit is the landlord of certain office space leased by Archipelago in New York.

Critical Accounting Policies

        Archipelago management's discussion and analysis of Archipelago's financial condition and results of operations is based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required Archipelago to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Archipelago historically reviewed its estimates on an on-going basis. Archipelago based its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While Archipelago's significant accounting policies are described in more detail in the notes to its financial statements, Archipelago believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements.

  Revenue Recognition

        Archipelago recognized revenue in the form of transaction fees paid by customers for trade execution on the Archipelago system, whether the trade is executed internally or routed out to an external market center. Archipelago also simultaneously recognized an expense, in the form of either a liquidity payment or a routing charge, paid to the liquidity provider or the external market center, as the case may be. Archipelago recognized these fees and expenses on a gross basis in its consolidated financial statements in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Archipelago's application of EITF Issue No. 99-19 included an evaluation of a number of factors deemed relevant by management in making its determination with respect to gross versus net reporting of revenue.

        Archipelago also earned market data fees from the sale of market data, and in turn rebated a portion of those fees to Archipelago's customers. In accordance with EITF Issue No. 99-19, Archipelago recognized these fees as revenue net of the rebates provided to its customers in its consolidated financial statements. Archipelago estimated the market data fees it earned each quarter based on the number of transactions executed on the Archipelago system in that quarter that qualify for payment under the various market data plans.

        Archipelago's listing fees consisted of original listing fees, fees payable in connection with the listing of additional shares of equity securities and annual listing fees. Archipelago recognized annual listing fees ratably over the following twelve-month period. Archipelago recognized initial listing fees and additional share listing fees over five-year estimated service periods.

        Archipelago's other revenues primarily consisted of regulatory and registration fees including agent annual registration and new application and transfer fees from parties that have equities or options trading privileges on the Pacific Exchange. Regulatory and registration fees were billed and collected by the National Association of Securities Dealers (the "NASD"). The registration fee was billed annually in advance and remitted to Archipelago before the start of the effective year. Archipelago recognized the annual registration fee ratably over the related twelve-month period. New registration and transfer application fees were remitted monthly to Archipelago and recognized in the year received.

        Archipelago paid SEC fees pursuant to Section 31 of the Securities Exchange Act of 1934. These fees were designed to recover costs incurred by the government for the supervision and regulation of securities markets and securities professionals. Archipelago, in turn, collected activity assessment fees from ETP and OTP holders trading on ArcaEx and the Pacific Exchange, respectively, and paid Section 31 fees to the SEC based on fee schedules determined by the SEC. Fees received were included in cash and cash equivalents at the time of receipt, and, as required by law, the amount due to the SEC was recorded as an accrued liability and remitted semiannually.

        Following the September 26, 2005 acquisition of PCX Holdings, Archipelago recorded activity assessment fee revenue and Section 31 fees expense gross on its consolidated statement of operations as Archipelago bore the credit risk associated with the collection of these fees, while maintaining similar treatment within the consolidated statement of financial condition.

  Goodwill and Indefinite-Lived Intangible Assets

        As of December 31, 2005, Archipelago had approximately $240.6 million in goodwill and intangible assets. Under SFAS No. 142, "Goodwill and Other Intangible Assets," management was required to perform a detailed review at least annually of the carrying value of Archipelago's intangible assets, which included goodwill and Archipelago's national securities exchange registration. In this process, management was required to make estimates and assumptions in order to determine the fair value of Archipelago's assets and liabilities and projected future earnings using various valuation techniques, including a discounted cash flow model. Management used its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management's assumptions and estimates were used in the valuation, actual results may differ. If management determines that the fair value of the intangible assets is less than their carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

  Provision for Doubtful Accounts

        Archipelago evaluated the collectibility of accounts receivable based on the financial condition of its customers, the length of time a receivable was past due, its historical experience with the particular customer and the likelihood of projected payments. If Archipelago knew of a customer's inability to meet its financial obligations, it recorded a specific provision for doubtful accounts for estimated losses resulting from the inability of that customer to make payments. The amount of the provision was then charged against the amounts due to reduce the receivable to the amount Archipelago reasonably believes would be collected. Due to changing economic, business and market conditions, Archipelago reviewed the provision monthly and made changes to the provision as appropriate.

  Stock-Based Compensation

        Archipelago elected to follow APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, Archipelago recorded compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the measurement date. For disclosure purposes only, Archipelago also estimated the impact on its net income of applying the fair value method of measuring compensation cost on stock options with the fair value determined under the minimum value method as provided by SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) (revised 2004), "Share-Based Payment," requiring that compensation cost associated with share-based payment transactions be recognized in financial statements. Statement No. 123(R) replaces the former SFAS No. 123 and supersedes APB No. 25. Archipelago adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. For the year ending December 31, 2006, management anticipates that Archipelago will recognize a pre-tax expense of approximately $2.0 million in connection with share-based payment transactions recorded under SFAS No. 123(R).

  Related Party Transactions

        Archipelago has entered into significant transactions with its affiliates in the normal course of business. In the opinion of management, transactions and agreements with affiliates are made at prevailing market rates, terms and conditions, and do not involve more than the normal risk of collectibility or present other unfavorable features. For a discussion of transactions with Archipelago's affiliates, see Archipelago's Consolidated Financial Statements and Note 10 thereto included elsewhere in this report.

  Software Development

        Archipelago accounts for software development costs under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and other related guidance. Archipelago expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software's estimated useful life, generally three years.

  Income Taxes

        The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Significant judgment is required in assessing the future tax consequences of events that have been recognized in Archipelago's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have a material impact on Archipelago's financial position or results of operations.

  Other Significant Accounting Policies

        Other significant accounting policies not involving the same level of measurement uncertainties as those described above are nevertheless important to an understanding of Archipelago's consolidated financial statements. Policies related to certain accounting policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. For a discussion of Archipelago's other significant accounting policies, see Archipelago's Consolidated Financial Statements and Note 2 thereto included elsewhere in this report.

Controls and Procedures

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of Archipelago's management, including Archipelago's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Archipelago's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Archipelago's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, these disclosure controls and procedures were effective.

  Changes in Internal Control over Financial Reporting

        No material changes occurred in Archipelago's internal controls over financial reporting (as defined in Rule 13a under the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the year ended December 31, 2005, NYSE Group did not conduct any material activities other than those incident to its formation and therefore did not incur significant risk of any kind. However, on March 7, 2006, upon the consummation of the merger of NYSE and Archipelago, NYSE Group became the parent company of New York Stock Exchange LLC, a New York limited liability company (which is the successor to New York Stock Exchange, Inc.), and Archipelago Holdings, Inc. As such, on March 7, 2006, the NYSE Group became exposed to the same market risks to which New York Stock Exchange, Inc. and Archipelago Holdings, Inc. have been exposed to.

        Market risk represents the risks of changes in the fair value of financial instrument, derivative or non-derivative, caused by fluctuation in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio. As of December 31, 2005, investments consisted of fixed income instruments with an average duration of 0.57 years for NYSE Market. SIAC's and Archipelago's investments at December 31, 2005 consisted of mutual funds and short-term municipal instruments, respectively. The three portfolios' investment objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. These investment securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates will have a material effect on income or cash flows from, or the carrying value of, the investment portfolios as of December 31, 2005.

        We do not believe that we have material exposure to interest rate or foreign currency risks as of December 31, 2005. Furthermore, we have not entered into any derivative contracts to mitigate such risks.

        We are exposed to credit risk from third parties who may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, Archipelago Securities, L.L.C. (Archipelago's outbound routing broker-dealer subsidiary) may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing services we provide our customers. While we are not exposed to counterparty risk for trades executed on Archipelago's trading platforms (which we are not a party to and are cleared through the National Securities Clearing Corporation), we are exposed to counterparty risk in connection with trades executed by our outbound routing broker-dealer. Adverse movements in the prices of securities that are the subject of these transactions can increase our credit risk. However, we believe that our risk of loss is remote, as we do not allow our broker-dealer customers to trade on margin. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more large or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to NYSE Market's and Archipelago's market data and transaction fees that we bill to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances on our statement of financial condition. Our customers are mainly financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our financial condition and operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENT OF NYSE GROUP, INC.

Page
Report of Independent Registered Public Accounting Firm	125
Consolidated Statement of Financial Condition as of December 31, 2005	126
Notes to Statement of Financial Condition	127

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of NYSE Group, Inc.:

        In our opinion, the accompanying statement of financial condition presents fairly, in all material respects, the financial position of NYSE Group, Inc. (the "Company") at December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of financial condition, assessing the accounting principles used and significant estimates made by management, and evaluating the overall statement of financial condition presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 29, 2006

FINANCIAL STATEMENT OF NYSE GROUP, INC.

Statement of Financial Condition

December 31, 2005
Assets
Current assets:
Cash	$200

Total current assets	200

Total assets	$200

Liabilities and Stockholders' Equity
Total current liabilities	$—

Total liabilities	—

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 100 shares authorized, 2 shares issued and outstanding	—
Additional paid-in capital	200
Retained earnings	—

Total stockholders' equity	200

Total liabilities and stockholders' equity	$200

The accompanying notes are an integral part of this financial statement.

NYSE GROUP, INC.

NOTES TO THE STATEMENT OF FINANCIAL CONDITION

Note 1—Organization and Basis of Presentation

  Organization

        NYSE Group was organized on May 2, 2005. As of December 31, 2005 and up until March 7, 2006, NYSE Group had no assets (other than the $200 it received on December 29, 2005 from the sale of one share of its common stock to each of New York Stock Exchange, Inc. and Archipelago Holdings, Inc.) and had not conducted any material activities other than those incident to its formation.

  Basis Of Presentation

        The accompanying financial statement is prepared in accordance with accounting principles generally accepted in the United States of America. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable. Actual results could differ from these estimates.

Note 2—Subsequent Events

Merger with Archipelago

        On March 7, 2006, upon the consummation of the merger of New York Stock Exchange, Inc. and Archipelago Holdings, Inc., NYSE Group became the parent company of New York Stock Exchange LLC (which is the successor to New York Stock Exchange, Inc.), and Archipelago Holdings, Inc.

        In the merger, each of the 1,366 NYSE members was entitled to receive $300,000 in cash and 80,177 shares of NYSE Group common stock in exchange for its NYSE membership. In addition, each of the 1,366 NYSE members received a $70,571 cash dividend. The aggregate number of shares of NYSE Group issued to all of the NYSE members in the merger, together with the aggregate number of shares reserved for issuance to NYSE employees, equaled 70% of the issued and outstanding common stock of NYSE Group on March 7, 2006, or approximately 109.6 million shares.

        On March 7, 2006, (i) each share of the issued and outstanding shares of Archipelago's common stock was converted automatically into the right to receive one share of NYSE Group common stock; (ii) all outstanding stock options of Archipelago, whether vested or unvested, converted into options to purchase an equivalent number of shares of NYSE Group common stock; and (iii) all outstanding restricted stock units of Archipelago converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares received by Archipelago stockholders equaled 30% of the issued and outstanding common stock of NYSE Group on March 7, 2006, or approximately 46.0 million shares.

Sale of DTCC common stock

        On March 28, 2006, NYSE Group sold The Depository Trust and Clearing Corporation ("DTCC") shares of common stock it held to certain DTCC participants in exchange for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain. The after-tax impact of this gain was included in the $70,571 cash dividend paid to each former NYSE member in connection with the merger of New Stock Exchange, Inc. and Archipelago Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
the New York Stock Exchange, Inc.:

        In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, members' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of the New York Stock Exchange, Inc. and its subsidiaries (the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 7, 2006

NEW YORK STOCK EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$43,492	$15,456
Securities purchased under agreements to resell	127,888	55,209
Investment securities, at fair value	980,591	939,925
Accounts receivable, net	171,586	102,941
Taxes receivable	12,599	26,906
Deferred income taxes	91,919	83,039
Other assets	36,142	41,147

Total current assets	1,464,217	1,264,623
Property and equipment, at cost, less accumulated depreciation and amortization	343,534	343,424
Investments in affiliates, at cost	2,662	2,652
Non-current deferred income taxes	290,145	291,639
Non-current other assets	103,587	79,913

Total assets	$2,204,145	$1,982,251

Liabilities and members' equity:
Current liabilities:
Accounts payable and other liabilities	$96,332	$99,165
Accrued expenses	245,554	208,031
Deferred income taxes	25,238	11,264
Deferred revenue	85,690	85,955
Section 31 fees payable	232,146	82,482

Total current liabilities	684,960	486,897
Liabilities due after one year:
Accrued employee benefits	323,373	309,320
Non-current deferred income taxes	9,289	17,413
Deferred revenue	329,197	335,509
Other long term liabilities	23,037	32,438

Total liabilities	1,369,856	1,181,577
Minority interest	35,164	33,206
Commitments and contingencies (Note 13)
Members' equity:
Equity of members	807,781	767,032
Accumulated other comprehensive income (loss)	(8,656)	436

Total equity of 1,366 members	799,125	767,468

Total liabilities and members' equity	$2,204,145	$1,982,251

Equity per member having distributive rights	$585	$562

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK STOCK EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Activity assessment fees	$594,555	$359,755	$419,744
Listing fees	342,718	329,798	320,722
Data processing fees	182,935	220,677	224,774
Market information fees	178,169	167,590	172,369
Trading fees	145,828	153,562	157,171
Regulatory fees	129,755	113,309	113,192
Facility and equipment fees	49,452	50,432	60,627
Membership fees	6,368	8,361	10,990
Investment and other income	87,869	45,740	43,610

Total revenues	1,717,649	1,449,224	1,523,199
Section 31 fees	594,555	359,755	419,744

Revenues, less Section 31 fees	1,123,094	1,089,469	1,103,455
Expenses:
Compensation	509,757	522,642	520,467
Systems and related support	124,128	138,568	145,985
Professional services	127,676	132,702	97,487
Depreciation and amortization	103,430	95,720	89,018
Occupancy	70,600	68,558	67,019
General and administrative	69,711	84,281	76,513
Archipelago merger and related exit costs	26,128	—	—

Total expenses	1,031,430	1,042,471	996,489
Income before provision for income taxes and minority interest	91,664	46,998	106,966
Provision for income taxes	48,943	15,843	45,235
Minority interest in income of consolidated subsidiary	1,972	992	1,274

Net income	$40,749	$30,163	$60,457

        The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK STOCK EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN
MEMBERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in Thousands)

	Equity of Members	Accumulated Other Comprehensive Income (Loss)	Total Members' Equity	Other Comprehensive Income (Loss)	Total Comprehensive Income
Balance as of December 31, 2002	$676,412	$(14,231)	$662,181	$—	$22,378

Net income	60,457		60,457		60,457
Change in unrealized gain on investment securities, net of tax		8,146	8,146	8,146	8,146
Change in minimum pension liability, net of tax		(2,431)	(2,431)	(2,431)	(2,431)

Other comprehensive income, net of tax				5,715

Balance as of December 31, 2003	736,869	(8,516)	728,353		66,172

Net income	30,163		30,163		30,163
Change in unrealized gain on investment securities, net of tax		4,133	4,133	4,133	4,133
Change in minimum pension liability, net of tax		4,819	4,819	4,819	4,819

Other comprehensive income, net of tax				8,952

Balance as of December 31, 2004	767,032	436	767,468		39,115

Net income	40,749		40,749		40,749
Change in unrealized loss on investment securities, net of tax		(3,168)	(3,168)	(3,168)	(3,168)
Change in minimum pension liability, net of tax		(5,924)	(5,924)	(5,924)	(5,924)

Other comprehensive loss, net of tax				$(9,092)

Balance as of December 31, 2005	$807,781	$(8,656)	$799,125		$31,657

        The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK STOCK EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$40,749	$30,163	$60,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,430	95,720	89,018
Minority interest	1,958	1,754	5,816
Loss on disposition of assets	2,133	4,543	5,461
Deferred income taxes	(1,536)	2,344	75,405
Provision for losses on accounts receivable	(18)	(171)	(776)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(68,627)	2,699	22,346
Decrease (increase) in taxes receivable	14,307	25,637	(51,591)
Increase in other assets	(18,669)	(15,873)	(20,809)
Increase (decrease) in accounts payable	11,423	17,504	(8,657)
Increase (decrease) in accrued expenses	37,523	(1,620)	37,099
Increase (decrease) in Section 31 fees payable	149,664	(47,396)	49,969
Decrease in deferred revenue	(6,577)	(8,903)	(26,110)
Increase (decrease) in accrued employee benefits	8,129	(26,694)	(114,112)
Decrease in other long term liabilities	(9,401)	(15,823)	(2,724)

Net cash provided by operating activities	264,488	63,884	120,792

Cash flows from investing activities:
Net purchases of investment securities	(43,834)	(33,105)	(212,026)
Net (purchases) sales of securities purchased under agreements to resell	(72,679)	66,711	176,201
Purchases of property and equipment	(105,673)	(84,546)	(77,115)
Increase in investment in affiliates	(10)	(68)	(229)

Net cash used in investing activities	(222,196)	(51,008)	(113,169)

Cash flows from financing activities:
Net payment of capital lease obligations	(14,256)	(8,424)	(9,158)

Net increase (decrease) in cash and cash equivalents	28,036	4,452	(1,535)
Cash and cash equivalents at beginning of year	15,456	11,004	12,539

Cash and cash equivalents at end of year	$43,492	$15,456	$11,004

Supplemental disclosure:
Cash paid for income taxes	$56,985	$12,000	$30,199
Cash paid for interest	5,382	2,896	2,187

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK STOCK EXCHANGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        The New York Stock Exchange, Inc. (the "NYSE") is a New York Type A not-for-profit corporation, incorporated in 1971. It is registered as a national securities exchange and is a self-regulatory organization ("SRO"). The NYSE is the world's largest cash equities market, both in terms of average daily trading volume and in the market capitalization of its listed companies.

        The NYSE owns two-thirds of the Securities Industry Automation Corporation ("SIAC") and reports SIAC's financial results on a consolidated basis. SIAC is an important industry resource providing critical automation and communications services to the NYSE, the American Stock Exchange ("AMEX") and other organizations to support order processing, trading and the reporting of market information, among other functions. SIAC also provides system support for certain national market system functions and for important regulatory and administrative activities. In addition, SIAC provides telecommunication and managed services through its wholly owned subsidiary, Sector, Inc. ("Sector"), to subscribers primarily in the securities industry.

Note 2—Basis of Presentation and Significant Accounting Policies

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could be materially different from these estimates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the NYSE and all wholly owned subsidiaries, as well as SIAC. All intercompany transactions have been eliminated in consolidation. Minority interest in the consolidated statements of income represents AMEX's share of the income or loss of SIAC. The minority interest in the consolidated statements of financial condition reflects the original investment by AMEX in SIAC, along with its proportional share of the earnings or losses of SIAC.

        The NYSE's investment in The Depository Trust & Clearing Corporation ("DTCC"), which is operated by separate management and has a separate board of directors, is carried at cost as the NYSE has less than majority ownership and does not exercise significant influence over the operating and financial policies of DTCC. The carrying balance is reflected in the consolidated statements of financial condition in investments in affiliates.

  Cash and Cash Equivalents

        Cash and cash equivalents are comprised of cash and highly liquid investments with an original maturity of three months or less.

  Revenue Recognition

        Listing fees include original fees, which are paid whenever a company initially lists on the NYSE and whenever it effects a corporate action that results in the listing of additional shares. Companies also pay annual fees to remain listed on the NYSE. Annual fees are recognized ratably over the course of the related period. Original fees are recognized on a straight-line basis over their estimated service period of ten years. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

        Data processing fees represent revenue generated by SIAC for providing communication services, data processing operations and systems development functions to the NYSE and third party customers. SIAC's revenue from the NYSE is eliminated in consolidation. It is SIAC's policy to charge affiliates and other customers, other than Sector's customers, at approximate cost. Sector's customers are billed at competitive rates for the services provided. Fees are accrued and recognized as services are provided.

        Market information fees are paid by members, member organizations, institutional investors and other subscribers to access last sale and bid/ask information. The fees are primarily based upon the number of interrogation devices receiving the market information. Fees are accrued and recognized as services are rendered.

        Trading fees are paid monthly by members and member organizations and are calculated based upon trading activity brought to the floor of the NYSE. These fees are accrued and recognized as earned.

        Regulatory fees are paid by members and member organizations and are primarily assessed based upon their gross FOCUS revenues. They are recognized ratably over the period to which they apply.

        Facility and equipment fees are paid to the NYSE for services provided on the trading floor. They are accrued and recognized when services are rendered.

        Regulatory fines, included in other income, are levied by the NYSE. These fees are recognized when collection is reasonably assured.

  Securities Purchased under Agreements to Resell

        The NYSE invests funds in overnight reverse repurchase agreements, which provide for the delivery of cash in exchange for securities having a market value of approximately 102% of the amount of the agreements. Independent custodians take possession of the securities in the name of the NYSE. Overnight reverse repurchase agreements are recorded at trade date at the contractual amount.

  Investment Securities

        NYSE's investment securities are classified as available-for-sale securities and are carried at fair value as of trade date with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Interest income on investment securities, including amortization of premiums and accretion of discounts, is accrued and recognized over the life of the investment. The specific identification method is used to determine realized gains and losses on sales of investment securities, which are reported in investment and other income.

        The NYSE regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If events and circumstances indicate that a decline in the value of the assets has occurred and is deemed to be other-than-temporary, the cost basis of the security is written down to fair value and a corresponding impairment is charged to earnings. As of December 31, 2005, no unrealized losses were considered other-than-temporary.

  Accounts Receivable, Net

        Accounts receivable represents payments due to the NYSE for services rendered or to be rendered. An allowance is established to record receivables at a net amount equal to the net realizable value. The allowance for bad debts is maintained at a level that management believes to be sufficient to absorb probable losses in the NYSE's accounts receivable portfolio and is assessed periodically by management. Increases in the allowance for doubtful accounts are charged against operating results and the allowance is decreased by the amount of write-offs, net of recoveries. The allowance is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer's inability to meet its financial obligations is known, the NYSE records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. Accounts with outstanding balances in excess of 60 to 90 days are reviewed monthly to make changes to the allowance as appropriate.

        The NYSE's receivables are primarily from members, member organizations, listed companies and market information subscribers. The concentration of risk on accounts receivable is mitigated by the large number of entities comprising the NYSE's customer base. The total allowance, netted against receivables, was $8.0 million at December 31, 2005 and $14.4 million at December 31, 2004. For the year ended December 31, 2005, there was a $18,000 release of reserve balances and additional provisions recorded of $1.6 million and $0.7 million for the years ended December 31, 2004 and 2003, respectively, while write-offs were $6.4 million, $1.8 million and $1.4 million, respectively.

  Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation. Depreciation of assets is determined by using the straight-line method of depreciation over the estimated useful lives of the assets, which range from 2 to 15 years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets. Set forth below are the estimated useful lives of the NYSE's assets:

Buildings and improvements	14 years
Leasehold improvements	5-14 years
Computers and equipment	2-15 years
Furniture and fixtures	5 years

        The NYSE accounts for software development costs under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), and other related guidance. The NYSE expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software's estimated useful life, generally three years.

        Revisions in estimated useful lives of depreciable assets were made in 2004. The effect of changes in estimates of useful lives for depreciable assets was to decrease net income in 2004 by $7.6 million.

        Expenditures for repairs and maintenance are charged to operations in the period incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the accounts upon disposal and any gain or loss is reflected in operations.

  Activity Assessment Fees and Section 31 Fees

        The NYSE pays SEC fees pursuant to Section 31 of the Securities and Exchange Act of 1934. These fees are designed to recover the costs to the government for the supervision and regulation of securities markets and securities professionals. The NYSE, in turn, collects activity assessment fees from member organizations clearing or settling trades on the NYSE and recognizes these amounts when members are invoiced. Fees received are included in cash of the NYSE at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The NYSE records activity assessment fee revenue and Section 31 fees expense on its consolidated statements of income as the NYSE bears the credit risk associated with the collection of these fees.

        As of December 31, 2005, the NYSE has accumulated a $15.1 million excess of anticipated activity remittance fees to the SEC, which is included in Section 31 fees payable on the consolidated statements of financial condition. Due to the uncertainty of the claims on the excess remittances, the NYSE has discussed these issues with the SEC Market Regulation Division, SROs, member organizations and others in the securities industry who have had the same or similar issues and it plans to work with industry participants and the SEC to review and determine a satisfactory resolution of this matter with the consideration of all stakeholders involved.

  Compensation and Accrued Employee Benefits

        The NYSE accrues for compensation as earned. The NYSE and SIAC have separate qualified defined benefit pension plans covering substantially all employees meeting age and service requirements. Each also has a Supplemental Executive Retirement Plan. All of these plans are accounted for under Statement of Financial Accounting Standard ("SFAS") No. 87 "Employers Accounting for Pensions." In addition, the NYSE and SIAC maintain defined benefit plans to provide certain health care and life insurance benefits for eligible retired employees. These plans are accounted for under SFAS 106 "Employers Accounting for Postretirement Benefits Other than Pensions."

        Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE's pension and other postretirement obligations and future expense.

  Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," establishes guidelines for reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income includes changes in unrealized gains and losses on investment securities classified as available-for-sale and changes in minimum pension liabilities, net of tax. Accumulated other comprehensive income (loss) is included as a component of Members' Equity.

  Income Taxes

        The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. The NYSE reviews its deferred tax asset for recovery; when the NYSE believes that it is more likely than not that a portion of its deferred tax assets will not be realized, a valuation allowance will be established. As of December 31, 2005, the asset is expected to be fully realized and accordingly, no valuation allowance has been established. Significant judgment is required in assessing the future tax consequences of events that have been recognized in the NYSE's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on the NYSE's financial position or results of operations.

        The NYSE files a consolidated tax return with its subsidiaries except SIAC, which is required to file its tax return on a stand-alone basis. The amounts recorded for consolidated financial reporting purposes equals the aggregation of the stand-alone provisions of both entities.

  Estimated Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated statements of financial condition. Management estimates that the fair value of financial instruments recognized in the consolidated statements of financial condition (including cash and cash equivalents, securities purchased under agreements to resell, investment securities, receivables, accounts payable, accrued expenses and accrued employee benefits) approximates their fair value due to the short-term nature of these assets and liabilities.

Note 3—Merger with Archipelago Holdings, Inc.

        On April 20, 2005, the NYSE entered into a definitive merger agreement with the Archipelago Holdings, Inc., the first open all-electronic stock market, pursuant to which Archipelago and the NYSE agreed to combine their businesses and become wholly owned subsidiaries of NYSE Group, Inc., a newly-created, for-profit and publicly traded holding company.

        The merger closed on March 7, 2006. As of that date, the NYSE became a wholly owned subsidiary of NYSE Group. NYSE Group common stock is listed on the NYSE and is traded under the symbol "NYX".

        In the merger, each NYSE member was entitled to receive in exchange for its NYSE membership, $300,000 in cash and 80,177 shares of NYSE Group common stock. Each NYSE member had the opportunity to make either a cash election to increase the cash portion (and decrease the stock portion) of their merger consideration, or a stock election to increase the stock portion (and decrease the cash portion) of their merger consideration. These elections were subject to certain proration. The aggregate number of shares of NYSE Group Common Stock issued to all of the NYSE members in the merger, together with the aggregate number of shares reserved for issuance to NYSE employees, equaled approximately 70% of the NYSE Group common stock issued and outstanding at the closing of the merger, on a diluted basis.

        In the merger, Archipelago was impacted as follows: (i) each share of the issued and outstanding shares of Archipelago's common stock converted automatically into the right to receive one share of NYSE Group common stock; (ii) all outstanding stock options of Archipelago, whether vested or unvested, converted into options to purchase an equivalent number of shares of NYSE Group common stock; and (iii) all outstanding restricted stock units of Archipelago converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) received by Archipelago's stockholders equaled approximately 30% of the issued and outstanding shares of NYSE Group common stock at the closing of the merger, on a diluted basis.

Note 4—Deferred Revenue

        NYSE deferred revenue as of December 31, 2005 relating to original listing fees will be recognized in the following years (Dollars in Thousands):

Year ended
Current deferred revenue:
2006	$85,690

Non-current deferred revenue:
2007	75,590
2008	62,593
2009	51,400
2010 and thereafter	139,614

Total non-current deferred revenue	329,197

Total	$414,887

Note 5—Related Parties and Other Relationships

        The Depository Trust Company ("DTC") and the National Securities Clearing Corporation ("NSCC") are wholly owned subsidiaries of DTCC. DTCC is a holding company that supports DTC, a central certificate depository, and NSCC, which provides services to participants including trade comparison, clearing and settlement.

        The NYSE owns both common and preferred stock of DTCC. As of December 31, 2005 and 2004, the NYSE held approximately 28% interest in the common stock of DTCC at a cost of $2.4 million. The entitlement to own the common stock of DTCC is re-determined periodically, based on usage of DTCC by the participants. The NYSE may acquire or may be required to sell any shares not purchased or sold by certain users of DTCC's services.

        The NYSE also owned 50% of the preferred stock of DTCC at a cost of $0.3 million as of December 31, 2005 and 2004. The cost of the investment in common and preferred stock is included in investment in affiliates on the consolidated statement of financial condition.

        NYSE also incurs expenses related to DTCC. For the years ended December 31, 2005, 2004 and 2003 these expenses were $0.4 million, $0.5 million and $0.6 million, respectively.

        For the years ended December 31, 2005, 2004 and 2003, revenue from DTCC included in data processing fees, on the consolidated statements of income was $32.4 million, $59.5 million and $52.1 million, respectively. Accounts receivable, due from DTCC at December 31, 2005 and 2004 were $3.1 million and $5.8 million, respectively.

        For the years ended December 31, 2005, 2004 and 2003, revenue from AMEX included in data processing fees, on the consolidated statements of income was $71.4 million, $79.5 million and $93.9 million, respectively. Accounts receivable from AMEX at December 31, 2005 and 2004 were $6.9 million and $6.6 million, respectively. Accounts payable to AMEX at December 31, 2005 and 2004 were $8.2 million and $13.7 million, respectively.

        While not related parties, the NYSE earns fees from and enters into business relationships with listed companies, member firms and specialist firms. In management's opinion, all transactions are made at prevailing rates, terms and conditions, do not involve more than the normal risk of collectibility or present other favorable or unfavorable features.

        For the years ended December 31, 2005 and 2004, two NYSE member firms, The Goldman Sachs Group, Inc. ("Goldman Sachs") and UBS AG, each accounted for approximately 10% of the NYSE's trading volume. For the year ended December 31, 2003, one NYSE member firm, Goldman Sachs, accounted for approximately 10% of the NYSE's trading volume.

        In addition, in February 2005, the NYSE entered into an investment banking relationship with Goldman Sachs, under which Goldman Sachs performed certain services, including facilitating discussions between the NYSE and Archipelago in connection with the merger. The NYSE agreed to pay Goldman Sachs a transaction fee of $3.5 million in cash upon consummation of the merger with Archipelago. In March 2006, the NYSE will make a payment of $3.5 million under this agreement.

Note 6—Investment Securities at Fair Value

        Following is a summary of investments classified as available for sale securities at December 31, 2005:

Security Type	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
U.S. Government and Agency	$70,125	$103	$342	$69,886
Municipal Bonds	403,495	—	3,079	400,416
Mutual Funds	132,818	11,472	707	143,583
Certificates of Deposit	10,560	—	—	10,560
Corporate Bonds	197,055	16	25	197,046
Collateralized Mortgage Obligation	72,228	21	323	71,926
Equity Funds	4,973	1,704	210	6,467
Asset Backed	63,852	12	124	63,740
Mortgage Backed	17,110	36	179	16,967

	$972,216	$13,364	$4,989	$980,591

        And at December 31, 2004:

Security Type	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
U.S. Government and Agency	$330,742	$310	$461	$330,591
Municipal Bonds	228,111	21	202	227,930
Mutual Funds	118,821	4,314	40	123,095
Certificate of Deposit	75,105	—	—	75,105
Corporate Bonds	67,944	16	23	67,937
Collateralized Mortgage Obligation	38,605	30	93	38,542
Equity Funds	32,414	8,722	99	41,037
Asset Backed	26,380	2	42	26,340
Mortgage Backed	4,839	—	7	4,832
Equities	2,727	1,789	—	4,516

	$925,688	$15,204	$967	$939,925

        The contractual maturities of fixed income securities at December 31, 2005 were as follows:

	Cost	Fair Value
	(Dollars in Thousands)
Due within one year	$211,393	$211,124
Due after one year through five years	269,627	267,345
Due after five years through ten years	43,730	43,734
Due over ten years	310,141	308,805

	$834,891	$831,008

        In 2005, the NYSE realized proceeds from the sale of securities of $8.8 billion. Gross realized gains for the year amounted to $8.5 million and gross realized losses amounted to $4.5 million. In 2004, the NYSE realized proceeds from the sale of securities of $6.6 billion with gross realized gains for the year amounting to $3.5 million and gross realized losses of $3.8 million.

        The following table shows the fair value of available-for-sale investments in an unrealized loss position, aggregated by investment category, as of December 31, 2005.

	Less than 12 months		Greater than 12 months
Security Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. Government and Agency	$32,857	$114	$22,796	$228
Municipal Bonds	23,219	155	193,726	2,924
Mutual Funds	20,107	707	—	—
Corporate Bonds	—	—	21,755	25
Collateralized Mortgage Obligation	—	—	31,851	323
Equity Funds	4,973	210	—	—
Asset Backed	—	—	30,686	124
Mortgage Backed	—	—	13,092	179

	$81,156	$1,186	$313,906	$3,803

Note 7—Property and Equipment

        Property and equipment consisted of the following

	December 31,
	2005	2004
	(Dollars in Thousands)
Land, buildings and building improvements	$254,004	$222,472
Leasehold improvements	154,242	161,804
Computers and equipment, including capital leases of $45,109 in 2005 and $46,091 in 2004	421,472	406,760
Software, including software development costs	98,556	89,611
Furniture and fixtures	36,158	32,179

	964,432	912,826
Less: accumulated depreciation and amortization	(620,898)	(569,402)

	$343,534	$343,424

        The NYSE capitalized software development costs of approximately $33.6 million and $24.2 million in 2005 and 2004, respectively. Unamortized capitalized software development costs of $42.5 million and $31.6 million as of December 31, 2005 and 2004, respectively, are included in the net book value of property and equipment.

Note 8—Income Taxes

        The income tax provisions for the years ended December 31 consisted of the following:

	2005	2004	2003
	(Dollars in Thousands)
Federal:
Current	$34,663	$3,929	$(18,904)

Current deferred	(4,891)	3,251	2,682
Non-current deferred	11,663	5,175	47,299

	6,772	8,426	49,981

State and local:
Current	8,612	$2,547	$(12,285)

Current deferred	(2,624)	741	1,447
Non-current deferred	1,520	200	24,996

	(1,104)	941	26,443

Total provision for income taxes	$48,943	$15,843	$45,235

        The preceding table does not reflect the tax effects of unrealized gains and losses on available for sale securities and changes in minimum pension liability. The tax effect of these items is recorded directly in Members' Equity. Members' equity increased by $6.2 million in 2005 and decreased by $7.0 million and $4.7 million in 2004 and 2003, respectively, as a result of these tax effects.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts deductible for income tax purposes. Deferred tax asset and liability balances consisted of the following:

	2005	2004
	(Dollars in Thousands)
Current deferred tax arising from:
Deferred revenue	$38,561	$38,680
Employee benefits liability	5,549	6,258
Deferred compensation	36,376	37,042
Allowance for uncollectible accounts and other	11,433	1,059

Current deferred assets	91,919	83,039
Deductible capitalized merger costs	2,240	—
Software capitalization	9,827	7,792
Prepaid pension	13,171	3,472

Current deferred liabilities	25,238	11,264

Non-current deferred tax arising from:
Deferred revenue	$148,138	$150,979
Depreciation	22,321	33,839
Employee benefits	7,992	(109)
Deferred compensation	104,865	102,189
Allowance for uncollectible accounts and other	6,829	4,741

Non-current deferred assets	290,145	291,639
Software capitalization	9,289	6,447
Prepaid pension	—	10,966

Non-current deferred liabilities	9,289	17,413

        No valuation allowance for the deferred tax asset was necessary at December 31, 2005 or 2004 as management believes it is more likely than not that the assets will be realized.

        For the tax year ended December 31, 2004, the New York Stock Exchange, Inc and subsidiary companies reported a net operating loss of approximately $2.6 million to New York State and New York City. New York State and City Tax Law allow the losses incurred to be carried forward and used to offset income in future years. These losses, under New York State and City Tax Law must be utilized within 20 years of being incurred. The losses are scheduled to be fully utilized upon completion of the 2005 tax return.

        A reconciliation between the statutory and effective tax rates is presented below:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes (net of federal benefit)	5.7	4.2	7.5
WTC insurance proceeds	—	(4.8)	—
Non-deductible merger expenses	7.1	—	—
Tax asset write-down	9.9	—	—
Municipal interest income	(4.0)	—	—
Other	(0.3)	(0.7)	(0.2)

	53.4%	33.7%	42.3%

Note 9—Segment Reporting

        Management operates under two reportable segments, NYSE Market and SIAC Services. The segments are managed and operated as two business units and organized based on services provided to customers. After completion of the merger with Archipelago, the NYSE will be a subsidiary of NYSE Group, which may operate and manage its businesses in a different manner and under different reportable segments.

        NYSE Market represents the fees earned from obtaining new listings and retaining existing listings on the NYSE, access to executing trades on the NYSE and distribution of market information to data subscribers as well as membership fees, regulatory fees and investment and other income.

        SIAC Services provides communication services, data processing operations and systems development functions to the NYSE and third party customers, which are included in data processing fees on the consolidated statements of income.

        Expenses for NYSE Market and SIAC services are the direct expenses related to running those businesses.

        Summarized financial information concerning the NYSE's reportable segments is as follows:

	NYSE Market	SIAC Services	Corporate Items and Eliminations	Consolidated
	(dollars in thousands)
2005
Revenues	$1,523,077	$447,328	($252,756)	$1,717,649
Revenues, less Section 31 fees	928,522	447,328	(252,756)	1,123,094
Income before provision for income taxes	82,387	9,277	—	91,664
Total assets	1,976,104	329,761	(101,720)	2,204,145
Purchase of property and equipment	84,223	21,450	—	105,673
2004
Revenues	1,223,307	492,042	(266,125)	1,449,224
Revenues, less Section 31 fees	863,552	492,042	(266,125)	1,089,469
Income before provision for income taxes	42,203	4,795	—	46,998
Total assets	1,655,356	348,954	(22,059)	1,982,251
Purchase of property and equipment	77,086	7,460	—	84,546
2003
Revenues	1,288,144	488,105	(253,050)	1,523,199
Revenues, less Section 31 fees	868,400	488,105	(253,050)	1,103,455
Income before provision for income taxes	100,690	6,276	—	106,966
Total assets	1,670,675	349,793	(11,269)	2,009,199
Purchase of property and equipment	43,327	33,788	—	77,115

        Revenues are generated primarily in the United States. All of the NYSE's long-lived assets are located in the United States. For the years ended December 31, 2005, 2004 and 2003 no individual customer accounted for 10% or more of the NYSE's revenue.

Note 10—Litigation and Other Matters

        The following is a summary of relevant legal matters as of December 31, 2005:

In re NYSE Specialists Securities Litigation

        In December 2003, the California Public Employees' Retirement System ("CalPERS") filed a purported class action complaint in the United States District Court for the Southern District of New York (the "Southern District") against the NYSE, NYSE specialist firms, and others, alleging various violations of the Securities Exchange Act of 1934 ("the Exchange Act") and breach of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003. Judge Robert Sweet consolidated CalPERS' suit with three other purported class actions and a non-class action into the action now entitled In re NYSE Specialists Securities Litigation, and appointed CalPERS and Empire Programs, Inc. co-lead plaintiffs.

        Plaintiffs filed a consolidated complaint on September 16, 2004. The consolidated complaint asserts claims for alleged violations of Sections 6(b), 10(b) and 20(a) of the Exchange Act, and alleges that, with the NYSE's knowledge and active participation, the specialist firms engaged in manipulative, self-dealing, and deceptive conduct, including interpositioning, front-running and "freezing" the specialist's book and falsifying trading records to conceal their misconduct. Plaintiffs also claim that the NYSE constrained its regulatory activities in order to receive substantial fees from the specialist firms based on their profits and that defendants' conduct "caused investors to purchase or sell shares on the NYSE at distorted and manipulated prices, enriching Defendants and damaging Plaintiffs and the Class." The consolidated complaint also alleges that certain generalized NYSE statements concerning the operation of its market were rendered false and misleading by the NYSE's non-disclosure of its alleged failure to properly regulate specialists, and that the NYSE was motivated to participate in or permit the specialist firms' alleged improper trading in order to maintain or enhance its fee revenues and the compensation of its executives, including its former chairman and chief executive officer Richard A. Grasso. The consolidated complaint seeks unspecified compensatory damages against defendants, jointly and severally.

        On November 16, 2004, the specialist firms and the NYSE filed motions to dismiss the complaint. On December 12, 2005, the court granted the NYSE's motion and dismissed all of the claims against it with prejudice. The court granted in part and denied in part the motions to dismiss of the specialist defendants.

Papyrus Patent Infringement Litigation

        On January 27, 2004, Papyrus Technology Corporation ("Papyrus") filed a complaint in the Southern District against the NYSE, alleging that the NYSE's Wireless Data System and Broker Booth Support System infringe patents allegedly issued to Papyrus and that the NYSE breached a license agreement with Papyrus. The NYSE answered the complaint, asserting affirmative defenses and a counterclaim against Papyrus. Discovery has been completed. It is anticipated that the parties will file motions for summary judgment on at least some of the claims. The court has not set a trial date.

SEC Administrative Proceeding Regarding Specialists

        On April 12, 2005, the SEC instituted and simultaneously settled an administrative proceeding against the NYSE. The SEC action related to detection and prevention of activities of specialists who engaged in unlawful proprietary trading on the floor of the NYSE. The SEC found that the NYSE had violated Section 19(g) of the Exchange Act by failing to enforce compliance with the federal securities laws and NYSE rules that prohibit specialists from "interpositioning" and "trading ahead" of customer orders. In settling the action, the NYSE consented, without admitting or denying the findings, to entry of an administrative order imposing a censure and requiring. the NYSE to cease and desist from future violations of Section 19(g) and to adopt various remedial measures, including retention of a third-party regulatory auditor, creation of a $20 million reserve fund in connection therewith, development of policies and procedures to enhance its regulation of floor members, implementation of a pilot program for an on-floor video and audio surveillance system, development of systems and procedures to track the identity of specialists and clerks trading on the NYSE trading floor, and enhancements to its trading systems reasonably designed to prevent specialists from trading ahead of customer orders and interpositioning. As part of its settlement, the NYSE agreed to cooperate with the SEC in all continuing investigations, litigations or other proceedings concerning the matters described in the administrative order.

Merger-Related Litigation

        Following the announcement, on April 20, 2005, of the NYSE's proposed merger with Archipelago Holdings, Inc., several lawsuits were filed relating to the merger.

        On May 9, 2005, William J. Higgins filed a complaint in New York Supreme Court, on behalf of himself and a purported class of similarly situated persons as NYSE members, against the NYSE, its directors and The Goldman Sachs Group, Inc., in connection with the NYSE's proposed merger with Archipelago Holdings, Inc. ("Archipelago"). On May 13, 2005, William T. Caldwell, Morton B. Joselson and John F. Horn filed a complaint in New York Supreme Court, on behalf of themselves and a purported class of similarly situated persons as NYSE members, against the NYSE, the NYSE's directors, The Goldman Sachs Group, Inc. and Archipelago. The lawsuits were consolidated under the caption In re New York Stock Exchange/Archipelago Merger Litigation, Index number 601646/05. The parties subsequently stipulated to dismiss Archipelago as a party from the litigation.

        On September 27, 2005, William J. Higgins, William T. Caldwell, Morton B. Joselson, John F. Horn, Louis Erhard (who later withdrew), Robert Dill, Paul J. Mulcahy, Barbara Lynn DeCicco, Michael J. Quinn, Mark B. Grumet, and Anthony A. Saridakis filed a consolidated amended complaint under the above-referenced caption, on behalf of themselves and a purported class of similarly situated persons as NYSE members, against the NYSE, its directors and The Goldman Sachs Group, Inc. in connection with the merger. The consolidated amended complaint alleges that the NYSE and its directors breached their fiduciary duties of candor, care, loyalty, and good faith and unlawfully converted assets belonging to the NYSE members. The consolidated amended complaint also asserts one cause of action against The Goldman Sachs Group, Inc., alleging that it aided and abetted the breaches of fiduciary duties by the NYSE defendants. The consolidated amended complaint sought preliminary and permanent injunctive relief and compensatory damages. On November 15, 2005, the parties agreed to settle the litigation on terms that required the NYSE to provide the Court with a report by an independent financial expert on the fairness of the merger and required plaintiffs to dismiss the consolidated amended complaint with prejudice. On December 5, 2005, the Court issued a decision approving the settlement but reserved decision with respect to the amount of attorneys' fees and expenses that would be awarded to plaintiffs' attorneys. On February 21, 2006, the Court entered a Final Judgment and Order of Dismissal that required the NYSE to pay $9,095,511 for plaintiffs' attorneys' fees and expenses and dismissed the consolidated lawsuit with prejudice.

Compensation-Related Matters

        In December 2003, the NYSE received a report from the law firm Winston & Strawn, which the NYSE had engaged to investigate and review certain matters relating to the compensation of its former Chairman and Chief Executive Officer ("CEO"), Richard A. Grasso, and the process by which that compensation was determined ("the Webb Report"). The NYSE provided the Webb Report to the United States Securities and Exchange Commission ("SEC") and the New York Attorney General's Office ("NYAG"), which commenced investigations relating to those matters in or about January 2004.

        The Webb Report provided a detailed summary of, among other things, Mr. Grasso's compensation and benefits during the period in which he served as Chairman and CEO of the NYSE (1995-2003), including the various components thereof. On or about September 2, 2003, the NYSE transferred to Mr. Grasso $139,486,000, in respect of deferred compensation and benefits for that period. Previously, the NYSE had transferred to Mr. Grasso approximately $35 million in non-deferred compensation for that period.

        On or about February 12, 2004, NYSE's then Interim Chairman, John S. Reed, sent Mr. Grasso a letter stating that the NYSE had determined that the compensation and benefits that Mr. Grasso received "were excessive and at unreasonable levels" and that, even granting Mr. Grasso the benefit of assumptions favorable to him, "were excessive by at least $120 million." In that letter, the NYSE demanded that Mr. Grasso repay NYSE $120 million and reserved its rights to seek additional amounts beyond the $120 million demanded.

        On May 24, 2004, the NYAG filed a lawsuit in New York Supreme Court against Mr. Grasso, former NYSE Director Kenneth Langone, and the NYSE. The complaint alleges six causes of action against Mr. Grasso, including breach of fiduciary duty under the New York Not-for-Profit Corporation Law ("N-PCL") and unjust enrichment. Among other things, the suit seeks imposition of a constructive trust for the NYSE's benefit on all compensation received by Mr. Grasso that was not reasonable and commensurate with services rendered, pursuant to provisions of the N-PCL "in an amount to be determined at trial"; a judgment directing Mr. Grasso to return payments made by the NYSE that were unlawful under the N-PCL "in an amount to be determined at trial"; and restitution of all amounts he received that lacked adequate Board approval because the Board's approval was based on inaccurate, incomplete, or misleading information. The Attorney General further seeks a declaration by the court that any obligation to make future payments lacking the required board approval is void. In addition to the claims against Mr. Grasso, the complaint asserts a single cause of action against Mr. Langone for breach of his fiduciary duty under the N-PCL and a single cause of action against the NYSE seeking a declaratory judgment that the NYSE made unlawful, ultra vires payments to Mr. Grasso, and an injunction requiring the NYSE to adopt and implement safeguards to ensure that compensation paid in the future complies with the N-PCL. On July 23, 2004, the NYSE filed its answer to the complaint of the NYAG, in which it asserted several complete defenses.

        The case is presently pending before New York Supreme Court Justice Charles E. Ramos. In his answer, Mr. Grasso denied the NYAG's allegations of wrongdoing and asserted various defenses. In addition, Mr. Grasso asserted claims against the NYSE and NYSE Chairman John Reed, including claims that the NYSE terminated Mr. Grasso without cause in September 2003 and breached his 1999 and 2003 employment agreements, and that the NYSE and Mr. Reed defamed him. Mr. Grasso has not claimed with specificity the amount of damages that he seeks in the litigation. In his pleadings, he seeks at least $50 million in compensatory damages for the NYSE's alleged breaches of the agreements; damages for alleged injury to his reputation and mental anguish and suffering; and punitive damages against Mr. Reed and the NYSE.

        In or about March 2005, Mr. Grasso asserted third-party claims against former director Carl McCall for negligence, negligent misrepresentation, and contribution. In August 2005, Mr. Grasso moved to dismiss four of the six causes of action alleged by the NYAG. The court has not rendered a decision on that motion. The parties currently are engaged in discovery. Trial currently is scheduled to commence on October 30, 2006.

        The ultimate outcome of the above litigations cannot reasonably be determined at this time.

        The Webb Report stated that the total amount of excessive compensation and benefits actually received by Mr. Grasso was in a range of approximately $113 million to $125 million (including both deferred and non-deferred compensation and benefits paid to Mr. Grasso). The specific amounts of compensation and benefits that should be repaid by Mr. Grasso will be the subject of expert testimony during the expert discovery phase of the litigation. If the NYAG prevails on all of his claims, the court will order Mr. Grasso to return to the NYSE portions of his compensation and benefits determined at trial to be unreasonable and declare that the alleged obligation of the NYSE to make further payments is void. Generally accepted accounting principles preclude the NYSE from accruing any recovery until the dispute between Mr. Grasso and the NYSE regarding compensation and benefits paid to him is resolved but require the NYSE to accrue compensation expense related to him based upon the most recent employment agreement. At December 31, 2003, the NYSE accrued compensation expense amounting to $36 million related to Mr. Grasso. This accrual, which remains current, reflects management's interpretation of the provisions contained in the most recent employment agreement, which provides terms outlining certain payments to which Mr. Grasso could be entitled upon ceasing employment with the NYSE. Management is currently uncertain as to the timing of the resolution of the dispute. If significant changes relating to the ongoing dispute and the underlying assumptions used by management occur, those changes could lead to increases or decreases in the recorded liability as of December 31, 2005. These increases or decreases could be material to the results of operations and financial condition of the NYSE.

        The NYSE is defending a number of other actions, the ultimate outcome of which cannot reasonably be determined at this time. In the opinion of management and legal counsel, the aggregate of all possible losses from all such other actions should not have a material adverse effect on the consolidated financial condition or results of operations of the NYSE.

Note 11—Retirement Benefits

        The NYSE and SIAC maintain separate qualified defined benefit pension plans covering substantially all of their employees. Retirement benefits are derived from a formula, which is based on length of service and compensation. The NYSE and SIAC fund pension costs to the extent such costs may be deducted for income tax purposes. There were contributions made to the NYSE pension plan of $10.0 million in 2005 and $31.0 million in 2004. SIAC contributed $2.3 million in 2005 and $20.0 million in 2004 to its pension plan at this time. NYSE and SIAC intend to contribute the necessary amount to meet the funding requirements under the Internal Revenue Code of 1986, as amended, for 2006.

        The NYSE bases its investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and the business and financial characteristics of the NYSE. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of the NYSE plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintains an asset level sufficient to meet all benefit obligations of the plan. Based on the plan's primary investment objective and on the NYSE's review of relevant plan characteristics, the NYSE has established 65% equity and 35% fixed income and cash equivalents allocation targets for the plan's investment program. The NYSE's pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

Asset Category	2005	2004
Short-Term Investments	0.8%	8.7%
Equities	68.0%	63.1%
Fixed income	31.2%	28.2%

        SIAC's investment policy is to actively manage certain asset classes where potential exists to outperform the broader market. SIAC's investment policy includes weighted average target asset allocations of 65% equity securities and 35% fixed income securities and cash equivalents. SIAC's pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

Asset Category	2005	2004
Short-Term Investments	1%	2%
Equities	65%	63%
Fixed income	34%	35%

        The NYSE and SIAC each also maintain separate Supplemental Executive Retirement Plan ("SERP"), a nonqualified plan, which provides supplemental retirement benefits for certain employees. To provide for the future payments of these benefits, the NYSE has purchased insurance on the lives of the participants through company-owned policies. At December 31, 2005 and 2004, the cash surrender value of such policies was $30.4 million and $28.8 million, respectively. SIAC maintains certain investments for the purpose of providing for future payments of SERP. These investments consist of equity and fixed income mutual funds. These are not considered funded assets under SFAS No. 87 "Employer's Accounting for Pensions" ("FAS 87"). Currently, the NYSE and SIAC do not anticipate additional funding of the nonqualified plan.

        The costs of the plans in 2005 and 2004 have been determined in accordance with FAS 87. The measurement date for the plans is December 31, 2005 and 2004.

Retirement Benefits (Dollars in Thousands)

	Pension Plans
	2005		2004
	NYSE	SIAC	NYSE	SIAC
Change in benefit obligation:
Benefit obligation at beginning of year	$396,964	$249,542	$359,032	$212,736
Service cost	13,184	11,013	13,201	10,431
Interest cost	22,529	13,904	21,149	12,841
Curtailment loss (gain)	(39,575)	(52,419)	—	1,606
Special termination benefits			—	5,749
Plan amendments	—	127	2,016	—
Benefits paid	(15,988)	(11,580)	(14,054)	(10,330)
Actuarial gain (loss)	20,121	10,146	15,620	16,509

Benefit obligation at year end	397,235	220,733	396,964	249,542
Change in plan assets:
Fair value of plan assets at beginning of year	386,802	226,901	$336,819	$192,399
Actual return on plan assets	26,384	14,481	34,225	24,832
Company contributions	10,000	2,251	31,000	20,000
Benefit paid	(15,988)	(11,580)	(14,054)	(10,330)
Administrative expenses	(925)	—	(1,188)	—

Fair value of plan assets at end of year	406,273	232,053	386,802	226,901
Funded status of plan	9,038	11,320	(10,162)	(22,641)
Unrecognized actuarial loss	19,071	18,576	34,433	62,109
Unrecognized prior service cost	1,164	—	7,816	1,906

Prepaid pension cost	$29,273	$29,896	$32,087	$41,374

	Pension Plan Costs
	2003		2004		2005
	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
	(Dollars in Thousands)
Service cost	$13,184	$11,013	$13,201	$10,431	$12,497	$9,681
Interest cost	22,529	13,904	21,149	12,841	20,535	11,655
Amortization of prior service cost	980	182	1,043	181	941	187
Estimated return on plan assets	(30,026)	(16,848)	(27,249)	(15,161)	(26,486)	(13,816)
Recognized actuarial loss	477	3,020	—	2,099	—	958
Curtailment	5,671	2,459	—	1,852	—	39
Special termination benefits	—	—	—	5,749	—	—

Aggregate pension expense	$12,815	$13,730	$8,144	$17,992	$7,487	$8,704

	SERP Plans
	2005		2004
	NYSE	SIAC	NYSE	SIAC
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$64,015	$28,262	$111,136	$33,628
Service cost	1,804	919	2,164	1,122
Interest cost	3,513	1,687	5,562	1,747
Plan amendments	—	1,522	(18,769)	—
Curtailments	(5,975)	(1,583)	(5,068)	—
Settlements	—	469	232	166
Benefits paid	(2,874)	(4,417)	(42,075)	(6,362)
Actuarial loss (gain)	742	1,367	10,833	(2,039)

Benefit obligation at end of year	61,225	28,226	64,015	28,262
Unrecognized actuarial loss	16,924	4,017	23,698	4,362
Unrecognized prior service cost	(306)	—	(11,682)	2,759

Accrued benefit obligation recognized	$44,607	$24,209	$51,999	$21,141
Additional minimum liability	16,614	4,017	7,659	6,820

Accumulated benefit obligation	$61,221	$28,226	$59,658	$27,961

	SERP Plan Costs
	2004		2003		2005
	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
	(Dollars in Thousands)
Service cost	$1,804	$919	$2,164	$1,122	$3,986	$1,420
Interest cost	3,513	1,687	5,561	1,747	6,450	1,916
Amortization of prior service cost	(1,225)	736	1,356	654	5,817	654
Recognized actuarial (gain) or loss	1,542	205	3,184	345	—	264
Additional (gain) or loss recognized due to:
Settlement	—	394	3,082	1,198	9,196	94
Curtailment	(10,152)	3,544	(906)	—	—	—

Aggregate SERP expense	$(4,518)	$7,485	$14,441	$5,066	$25,449	$4,348

	2005		2004
Weighted-average assumptions as of December 31:	NYSE	SIAC	NYSE	SIAC
Discount rate	5.50%	5.50%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.50%	4.00%	4.50%

        The following table shows the payments projected based on actuarial assumptions (Dollars in Thousands):

Pension Plan Payment Projections	NYSE	SIAC
2006	$17,154	$9,944
2007	17,869	9,988
2008	18,819	10,038
2009	19,724	10,056
2010	20,496	10,180
2011-2015	117,752	56,546
SERP Plan Payment Projections	NYSE	SIAC
2006	$2,085	$3,192
2007	2,348	1,472
2008	2,057	1,817
2009	3,401	1,490
2010	2,128	1,454
2011-2015	44,903	8,144

        During 2005, the NYSE and SIAC announced that effective March 31, 2006 the future benefit accrual of all active participants in the pension and SERP plans will be frozen. Any pension benefits accrued by current employees through March 31, 2006 will be frozen and accrued benefits will be paid under the assets available. Any SERP benefits accrued by current employees through March 31, 2006 will be frozen and accrued benefits will be paid utilizing assets available at the time of payments. Effective April 1, 2006, NYSE and SIAC employees will be eligible to receive benefits from a new employer-funded defined contribution Retirement Accumulation Account.

        To develop the expected long-term rate of return on assets assumption, the NYSE considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio. The assumed discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate was determined by considering the average of pension yield curves constructed on a large population of high quality corporate bonds. The resulting discount rates reflects the matching of plan liability cash flows to the yield curves.

        Pursuant to the provisions of FAS 87 related to the SERP and pension plans, an intangible asset and adjustment to accumulated other comprehensive income to recognize the minimum pension liability were recorded. As of December 31, 2005, the intangible asset was adjusted to zero and minimum pension liability was adjusted to $11.8 million (net of tax and minority interest of $7.6 million). During 2004, the intangible asset and minimum pension liability were adjusted to $2.7 million and $5.8 million (net of tax and minority interest of $5.9 million), respectively.

Note 12—Other Employee Benefit Plans

        In addition to providing pension benefits, the NYSE and SIAC maintain defined benefit plans to provide certain health care and life insurance benefits (the "Plans") for eligible retired employees. These Plans, which may be modified in accordance with their terms, cover substantially all employees. These Plans are measured on December 31 annually.

        The net periodic postretirement benefit cost for the NYSE was $14.6 million and $8.8 million for years ended December 31, 2005 and 2004, respectively. SIAC's benefit cost was $7.8 million in 2005 and $6.2 million in 2004. The Plans are unfunded. Currently, management does not expect to fund the Plans.

        The following table shows actuarial determined benefit obligation, benefits paid during the year and the accrued benefit cost for the year:

	2005		2004
	NYSE	SIAC	NYSE	SIAC
	(Dollars in Thousands)
Benefit obligation at the end of year	$145,310	$64,800	$126,738	$63,098
Benefits paid	6,174	2,448	5,307	2,170
Accrued benefit cost	114,511	40,013	106,127	34,245
Additional (gain) or loss recognized due to:
Curtailment	$—	$51	$—	$3,201
Discount rate as of December 31,	5.50%	5.50%	5.75%	5.75%

        The following table shows the payments projected based on actuarial assumptions (Dollars in Thousands):

Payment Projections	NYSE	SIAC
2006	$6,420	$2,809
2007	6,860	3,082
2008	7,275	3,236
2009	7,821	3,370
2010	8,218	3,520
2011-2015	47,908	20,382

        For measurement purposes, the NYSE and SIAC assumed a 10% annual rate of increase in the per capita cost of covered health care benefits in 2005 which will decrease on a graduated basis to 5% in the year 2014 and thereafter.

        During 2005, the NYSE and SIAC announced that changes would be made to this plan, including the underlying plan design and contribution strategy. These changes became effective in January 2006. Plan amendments resulted in a reduction of $25.9 million of benefit obligation as of December 31, 2005.

        The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates:

        Assumed Health Care Cost Trend Rate

	NYSE		SIAC
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect of postretirement benefit obligation	$19,040	$(15,551)	$9,857	$(7,960)
Effect on total of service and interest cost components	2,127	(1,695)	1,416	(1,071)

        In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2") in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. FSP 106-2 was reflected in accumulated postretirement medical benefit obligations as of January 1, 2004 assuming that the NYSE will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and the NYSE will receive the federal subsidy. The accumulated postretirement benefit obligation (APBO) as of January 1, 2004 decreased by $10.4 million and the net periodic postretirement medical cost for 2005 was reduced by approximately $3.2 million.

        The NYSE also maintains savings plans for which most employees are eligible to contribute a part of their salary within legal limits. The NYSE will match an amount equal to 100% of the first 6% of eligible contributions. The NYSE also provides benefits under a Supplemental Executive Savings Plan to which eligible employees may also contribute and receive an appropriate company match. SIAC maintains similar though separate plans. Savings plans expense was $20.3 million, $18.8 million and $16.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included in accrued employee benefits payable was $65.5 million and $63.4 million at December 31, 2005 and 2004, respectively related to these plans.

        The NYSE has a Capital Accumulation Plan (CAP) for designated senior executives. During 2004, this plan terminated and no further awards will be granted. Existing awards will continue to vest. Historically under the CAP, each year, participating executives were credited with an amount based upon a percentage of their annual Incentive Compensation Plan award. These awards vest, for each executive, between the ages of 55 and 65 (depending on the date of grant awarded), and are transferred into a separately managed account as they vest. Unvested CAP amounts earn interest based upon the 10-year Treasury Bond rate as of December 31 of the prior year. Participants may elect to receive their vested account balances in a lump sum distribution or annual installments following termination of employment. The total amount of the awards in 2003 was $1.1 million. Liabilities associated with these plans were $10.0 million at December 31, 2005 and $14.6 million at December 31, 2004, respectively, related to this plan. Awards are included as compensation expense in the year awarded and any related interest is included in compensation expense in the year earned.

        During 2005, the NYSE incurred severance costs associated with the pending merger with Archipelago. The severance costs included $3.9 million, of which the payments are to commence in January 2006, related to the reduction in force. These costs are included in accrued expenses of the consolidated statements of financial position.

Note 13—Commitments and Contingencies

        NYSE and SIAC are individually parties to several leases of office space and equipment that expire at various dates through 2019. Rental expense under these leases, included in the consolidated statements of income in both Occupancy and Systems and Related Support, totaled $77.3 million, $77.8 million and $79.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Minimum operating lease rental commitments at December 31, 2005 were as follows:

Operating Leases

Year	Office Space	Equipment	Total
	(Dollars in Thousands)
2006	$42,964	$14,776	$57,740
2007	41,647	9,099	50,746
2008	36,971	3,006	39,977
2009	35,171	75	35,246
2010	35,722	—	35,722
2011-2015	92,559	—	92,559
2016-2019	8,352	—	8,352

	$293,386	$26,956	$320,342

Capital Leases

        The NYSE and SIAC are parties to several capitalized leases of equipment, which expire at various dates through 2009. Minimum capital lease rental commitments at December 31, 2005 were as follows:

Year	Capital leases
(Dollars in Thousands)
2006	$8,973
2007	7,422
2008	5,669
2009	540
2010	—

Total future minimum lease payments	$22,604
Less—amount representing interest	$(4,301)

Present value of net minimum lease payments (including $6,631 due within one year classified as current)	$18,303

        The NYSE has accumulated excess activity assessment fees, which amount to approximately $15.1 million as December 31, 2005. Due to the uncertainty of the claim on the excess activity assessment fees, management has recorded a liability for the full amount of the excess because it believes that it is probable that there will be an arrangement pursuant to which the entire amount will be used for a public purpose.

        In the normal course of business, NYSE may enter into contracts that require it to make certain representations and warranties and which provide for general indemnifications. Based upon past experience, the NYSE expects the risk of loss under these indemnification provisions to be remote. However, given that these would involve future claims against NYSE that have not yet been made, NYSE's potential exposure under these arrangements is unknown. The NYSE also has obligations related to deferred compensation and other post-retirement benefits. The date of the payment under these obligations cannot be determined.

Note 14—Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2005	2004
	(Dollars in Thousands)
Accrued compensation (including incentives, deferred compensation and payroll taxes)	$134,679	$129,387
Accrued trade expenses	31,657	25,903
Legal expenses	33,752	5,833
Other accrued expenses	45,466	46,908

Total	$245,554	$208,031

Note 15—Subsequent Events

        In March 2006, the NYSE reached a settlement to recover costs associated with litigation relating to the merger with Archipelago. NYSE anticipates receipt of insurance proceeds of $8.6 million (net of deductible) during the second quarter of 2006 relating to this settlement.

Note 16—Summarized Quarterly Financial Data (Unaudited)

	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005
	(Dollars in Thousands)
Total revenues	$289,742	$277,921	$278,620	$276,811
Total expenses	245,779	256,295	241,721	287,636

Income (loss) before taxes and minority interest	43,963	21,626	36,899	(10,825)
Provision for income taxes	18,809	7,415	14,064	8,655
Minority interests	(865)	1,225	835	777

Net income	$26,019	$12,986	$22,000	$(20,257)

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004
	(Dollars in Thousands)
Total revenues	$272,032	$272,650	$271,427	$273,360
Total expenses	247,980	268,603	269,221	256,667

Income before taxes and minority interest	24,052	4,047	2,206	16,693
Provision (benefit) for income taxes	10,323	(1,224)	(71)	6,815
Minority interests	520	308	175	(11)

Net income	$13,209	$4,963	$2,102	$9,889

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Archipelago Holdings Inc.

        We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Archipelago Holdings Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Archipelago Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying "Management's Report on Internal Control Over Financial Reporting" management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PCX Holdings Inc. and its wholly owned subsidiaries ("PCX") which is included in the 2005 consolidated financial statements of Archipelago Holdings Inc. and constituted $115.3 million and $30.9 million of total and net assets, respectively, as of December 31, 2005 and $16.8 million and $2.6 million of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal controls over financial reporting of PCX Holdings Inc. and its wholly owned subsidiaries as the Company did not complete the acquisition of PCX until September 2005. Our audit of internal control over financial reporting of Archipelago Holdings Inc. also did not include an evaluation of the internal control over financial reporting of PCX.

        In our opinion, management's assessment that Archipelago Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Archipelago Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Archipelago Holdings Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Archipelago Holdings Inc. and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 10, 2006

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Archipelago Holdings, Inc. ("Archipelago" or the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Archipelago's internal control over financial reporting is a process designed under the supervision of our chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Archipelago's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, based on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, management concluded that Archipelago maintained effective internal control over financial reporting as of December 31, 2005.

        Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PCX Holdings, Inc. and Subsidiaries ("PCX"), which are included in the consolidated financial statements of Archipelago as of and for the year December 31, 2005. PCX constituted $115.3 million and $30.9 million of total assets and net assets, respectively, as of December 31, 2005, and $16.8 million and $4.5 million of total revenues and operating income, respectively, for the year then ended. Management did not assess the effectiveness of internal controls over financial reporting of PCX because we did not complete our acquisition of PCX until September 26, 2005.

        Archipelago's management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Archipelago Holdings Inc.

        We have audited the accompanying consolidated statements of financial condition of Archipelago Holdings, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
February 10, 2006

ARCHIPELAGO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$134,358	$145,170
Receivables from brokers, dealers and customers (net of allowance for doubtful accounts of $915 and $3,253)	56,585	31,445
Receivables from related parties (net of allowance for doubtful accounts of $334 and $374)	23,304	42,911
Income tax receivable	18,055	2,220
Deferred tax asset	5,787	5,094

Total current assets	238,089	226,840
Fixed assets, net	67,091	44,738
Goodwill	131,865	131,865
Other intangible assets, net	108,753	92,169
Non-current deferred tax asset, net	11,863	340
Other assets	7,976	7,774

Total non-current assets	327,548	276,886
Assets of discontinued operations	14,157	40,172

Total assets	$579,794	$543,898

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$48,682	$23,694
Section 31 fees payable	57,032	—
Payables to brokers, dealers and exchanges	28,797	19,283
Payables to related parties	1,674	19,623
Capital lease obligations	1,691	1,545

Total current liabilities	137,876	64,145
Deferred tax liability	10,312	3,595
Liabilities of discontinued operations	9,457	15,285

Total liabilities	157,645	83,025
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.01 par value, 165,000 shares authorized; 47,528 and 47,138 shares issued and outstanding	475	471
Common stock held in treasury, at cost; 1,802 and 0 shares	(73,395)	—
Additional paid-in capital	472,705	451,625
Unearned stock-based compensation	(2,751)	(19)
Retained earnings	25,115	8,796

Total stockholders' equity	422,149	460,873

Total liabilities and stockholders' equity	$579,794	$543,898

The accompanying notes are an integral part of these consolidated financial statements.

ARCHIPELAGO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2005	2004		2003
Revenues
Transaction fees ($165,891, $188,559, and $165,292 with related parties)	$424,981	$434,482		$380,593
Activity assessment fees	47,988	—		—
Market data fees ($21,446, $23,986 and $10,041 with related parties)	61,996	56,366		29,038
Listing and other fees	6,379	445		450

Total revenues	541,344	491,293		410,081
Section 31 fees	47,988	—		—

Revenues, less Section 31 fees	493,356	491,293		410,081

Cost of revenues
Liquidity payments ($59,779, $53,517 and $43,702 with related parties)	206,907	203,506		154,228
Routing charges ($16,135, $46,702 and $55,840 with related parties)	66,705	88,703		113,840
Clearance, brokerage and other transaction expenses ($2,671, $13,366, and $37,586 with related parties)	5,880	13,686		44,941

Total cost of revenues	279,492	305,895		313,009

Gross margin	213,864	185,398		97,072

Indirect expenses
NYSE merger costs and related executive compensation ($3,500, $0, and $0 with related parties)	46,127	—		—
Other employee compensation and benefits	51,552	38,382		36,139
Depreciation and amortization	21,631	22,877		25,870
Communications ($1,780, $1,209, and $1,032 with related parties)	19,512	16,278		18,319
Marketing and promotion ($0, $357, and $528 with related parties)	22,141	20,123		8,135
Legal and professional ($2,400, $1,988 and $1,000 with related parties)	12,623	11,129		8,294
Occupancy	6,708	4,243		3,952
General and administrative	16,173	11,267		9,916

Total indirect expenses	196,467	124,299		110,625

Operating income (loss)	17,397	61,099		(13,553)
Interest and other, net	4,458	1,580		656

Income (loss) before income tax provision	21,855	62,679		(12,897)
Income tax provision	9,349	5,286		—

Income (loss) from continuing operations	12,506	57,393		(12,897)
Income from discontinued operations	3,813	11,547		14,670

Net income	16,319	68,940		1,773
Deemed dividend on convertible preferred shares	—	(9,619)		—

Net income attributable to common stockholders	$16,319	$59,321		$1,773

Basic earnings (loss) per share from:
Continuing operations	$0.27	$1.42		$(0.36)
Discontinued operations	0.08	0.29		0.41
Deemed dividend on convertible preferred shares	—	(0.24)		—

Basic earnings per share	$0.35	$1.47	(a)	$0.05 (a)

Diluted earnings (loss) per share from:
Continuing operations	$0.26	$1.34		$(0.35)
Discontinued operations	0.08	0.27		0.40
Deemed dividend on convertible preferred shares	—	(0.22)		—

Diluted earnings per share	$0.34	$1.38	(a)	$0.05 (a)

Basic weighted average shares outstanding	46,806	40,301	(a)	36,169 (a)
Diluted weighted average shares outstanding	47,821	42,915	(a)	36,980 (a)

(a)
Adjusted to reflect Archipelago's reorganization from a Delaware limited liability company to a Delaware corporation on August 11, 2004. See Note 1 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ARCHIPELAGO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2003, 2004 and 2005
(In thousands)

		Common Stock		Common Stock Held in Treasury
	Members' Equity				Additional Paid-In Capital	Unearned Stock-Based Compensation	Retained Earnings	Total Stockholders' Equity
		Shares	Par Value
Balance, January 1, 2003	$302,823	—	$—	$—	$—	$—	$—	$302,823
Issuance costs of redeemable convertible preferred shares	(1,636)							(1,636)
Deferred compensation, net	(170)							(170)
Addition to Members' equity due to deferred compensation	503							503
Net income	1,773							1,773
Balance, January 1, 2004	303,293	—	—	—	—	—	—	303,293
Amortization of stock-based compensation for the period from January 1 to August 11, 2004						94		94
Members' distribution	(24,613)							(24,613)
Net income for the period from January 1 to August 11, 2004	50,525							50,525
Reorganization from LLC to "C" Corporation	(329,205)	36,169	362		329,013	(170)		—
Conversion of redeemable convertible preferred shares to common		3,732	37		49,963			50,000
Issuance of common stock in initial public offering, net of underwriting discounts		6,325	63		67,583			67,646
Direct costs of initial public offering					(6,777)			(6,777)
Issuance of additional common stock to former REDIBook members		192	2		2,197			2,199
Issuance of additional common stock to GAP Archa Holdings and related deemed dividend on convertible preferred shares		717	7		9,612		(9,619)	—
Amortization of stock-based compensation for the period from August 12 to December 31, 2004						57		57
Exercise of stock options		3	—		34			34
Net income for the period from August 12 to December 31, 2004							18,415	18,415

Balance, January 1, 2005	—	47,138	471	—	451,625	(19)	8,796	460,873
Acquisition of PCX Holdings, Inc.				(65,570)				(65,570)
Grant of restricted stock awards					13,834	(13,834)		—
Stock issued under restricted stock awards		245	3	(7,825)	4,129	7,526		3,833
Amortization of stock-based compensation						3,576		3,576
Exercise of stock options		145	1		3,117			3,118
Net income							16,319	16,319

Balance, December 31, 2005	$—	47,528	$475	$(73,395)	$472,705	$(2,751)	$25,115	$422,149

The accompanying notes are an integral part of these consolidated financial statements.

ARCHIPELAGO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$16,319	$68,940	$1,773
Income from discontinued operations	(3,813)	(11,547)	(14,670)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	19,911	21,250	24,785
Amortization of other intangible assets	1,720	1,627	1,085
Provision for doubtful accounts	(540)	(900)	6,544
Deferred taxes	7,689	(1,839)	—
Stock-based compensation	11,113	151	334
Tax benefit from employee stock transactions	5,516	18	—
Gain on sale of investment	—	—	(232)
Changes in operating assets and liabilities:
Receivables from brokers, dealers and customers	(17,722)	1,121	(16,571)
Receivables from related parties	31,527	(7,486)	(19,204)
Income tax receivable	(15,835)	(2,220)	—
Other assets	32	(4,310)	(34)
Accounts payable and accrued expenses	(11,275)	5,854	2,793
Section 31 fees payable	57,032	—	—
Payables to brokers, dealers and exchanges	7,742	1,917	5,043
Payables to related parties	(17,949)	(43,271)	32,136

Net cash provided by operating activities of continuing operations	91,467	29,305	23,782
Net cash provided by (used in) operating activities of discontinued operations	(655)	31,964	7,612

Net cash provided by operating activities	90,812	61,269	31,394

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(89,376)	—	—
Additions to fixed and other intangible assets	(29,032)	(25,135)	(23,361)
Sale of investment	—	—	2,202

Net cash used in investing activities of continuing operations	(118,408)	(25,135)	(21,159)
Net cash provided by investing activities of discontinued operations	2,922	339	—

Net cash used in investing activities	(115,486)	(24,796)	(21,159)

Cash flows from financing activities:
Capital contribution from discontinued operations	24,000	17,000	11,000
Repurchase of common stock	(7,825)	—	—
Proceeds from initial public offering, net of underwriting discounts	—	67,646	—
Direct costs of initial public offering	—	(6,777)	—
Cash distribution to former Members	—	(24,613)	—
Proceeds from exercise of stock options	1,724	16	—
Proceeds from issuance of note payable	—	—	5,681
Repayments of note payable	—	(4,429)	(1,252)
Proceeds from issuance of redeemable convertible preferred shares	—	—	50,000
Costs related to issuance of redeemable convertible preferred shares	—	—	(1,636)
Principal payments under capital lease obligations	(1,770)	(2,253)	(177)

Net cash provided by financing activities of continuing operations	16,129	46,590	63,616
Net cash used in financing activities of discontinued operations	(24,000)	(17,000)	(11,000)

Net cash provided by (used in) financing activities	(7,871)	29,590	52,616

Net increase (decrease) in cash and cash equivalents	(32,545)	66,063	62,851
Cash and cash equivalents at beginning of year	177,878	111,815	48,964

Cash and cash equivalents at end of year	145,333	177,878	111,815
Cash and cash equivalents of discontinued operations	10,975	32,708	17,405

Cash and cash equivalents of continuing operations	$134,358	$145,170	$94,410

Supplemental disclosures of cash flow information:
Cash paid for
Interest	82	298	434
Income taxes	14,873	11,018	—
Non-cash investing and financing activities:
Conversion of convertible preferred shares to common	—	50,000	—
Issuance of common stock to former REDIBook Members	—	2,199	—
Issuance of common stock to GAP Archa Holdings	—	9,619	—

The accompanying notes are an integral part of these consolidated financial statements

ARCHIPELAGO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note 1—Organization and Basis of Presentation

Organization

        Archipelago Holdings, Inc. ("Archipelago") operates the Archipelago Exchange, or ArcaEx® ("ArcaEx"), the first open all-electronic stock market in the United States of America for trading equity securities listed with the New York Stock Exchange ("NYSE"), Nasdaq, American Stock Exchange ("AMEX") and Pacific Exchange, as well as exchange-traded funds (ETFs) and other exchange-listed securities.

        Following the September 26, 2005 acquisition of PCX Holdings, Inc. and its subsidiaries ("PCX Holdings"), Archipelago also operates the Pacific Exchange, Inc. (the "Pacific Exchange"), an exchange for trading equity options listed on national markets and exchanges including the facilities, technology, systems and regulatory surveillance and compliance services required for the operation of a marketplace for trading options. Through the Pacific Exchange, Archipelago also provides self-regulatory services, including regulatory and market management services for options and equity trading.

        Through certain subsidiaries, Archipelago also provides broker execution services to institutions for orders involving Nasdaq and listed securities, as well as introducing broker services for ArcaEx to broker-dealers that do not hold an equity trading permit ("ETP").

        Archipelago Holdings, L.L.C. ("Holdings LLC"), a Delaware limited liability company and the predecessor to Archipelago, was organized in January 1999. In July 2000, Holdings LLC entered into a facility services agreement with the Pacific Exchange which allowed it to establish and operate ArcaEx. The Securities and Exchange Commission's ("SEC") approval of ArcaEx was announced in October 2001 and ArcaEx began trading operations for listed securities in March 2002 and for over-the-counter securities in April 2003.

        On August 11, 2004, Holdings LLC converted to a Delaware corporation, Archipelago Holdings, Inc. We refer to Archipelago Holdings, Inc. and, prior to its conversion to a Delaware corporation, Holdings LLC, as "Archipelago". On August 19, 2004, Archipelago completed an initial public offering ("IPO") of its common stock. See below discussion of the "Conversion Transaction" and the "Initial Public Offering."

        On March 7, 2006, Archipelago became a wholly owned subsidiary of NYSE Group and its common stock delisted from the Pacific Exchange. See Note 3, Merger with the New York Stock Exchange, Inc.

Conversion Transaction

        On August 11, 2004, prior to the consummation of the IPO, Holdings LLC converted from a Delaware limited liability company to a Delaware corporation, Archipelago Holdings, Inc. As a limited liability company, all income taxes were paid by the members of Holdings LLC. As a corporation, Archipelago is responsible for the payment of all federal and state corporate income taxes.

        As a result of the reorganization of Holdings LLC from a Delaware limited liability company into a Delaware corporation, the members of Holdings LLC received 0.222222 shares of common stock of Archipelago for each of their membership interests held by such member in Holdings LLC, which corresponds to a 4.5-for-1 reverse stock split. The weighted average number of shares used in the basic and diluted earnings per share computations gives retroactive effect to the 4.5-for-1 reverse stock split.

        As approved by Archipelago's board of managers on July 16, 2004, Archipelago made a $24.6 million cash distribution to the members of Holdings LLC immediately prior to the conversion transaction. The cash distribution permitted the members to pay the taxes that the members owe for their share of the Archipelago's profits in 2004 as a limited liability company through the date of the conversion transaction, calculated primarily based on the highest federal and state income tax rate applicable for the tax withholding purposes to an individual.

Initial Public Offering

        On August 19, 2004, Archipelago completed the IPO of its common stock as a result of which Archipelago sold 6,325,000 shares of common stock at $11.50 per share. Archipelago received net proceeds of $67.6 million and incurred approximately $6.8 million in expenses in connection with the IPO. In addition, 6,325,000 shares of common stock were sold in the IPO by certain selling stockholders of Archipelago, for which Archipelago received no proceeds.

Basis of Presentation

        The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Archipelago and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

        In connection with the acquisition of PCX Holdings, the SEC entered an order under which Archipelago undertook to divest its wholly-owned subsidiary, Wave Securities, L.L.C ("Wave"). The results of operations and financial position of Wave are presented as discontinued operations in the accompanying consolidated financial statements. All historical periods presented have been restated to reflect such presentation.

        Included in other assets in the Archipelago's consolidated statement of financial condition as of December 31, 2005 is a 20 percent investment in The Options Clearing Corporation ("OCC"). This investment is carried at its $0.3 million cost. The related shares are subject to certain restrictions. In addition, management does not exercise significant influence over the operating and financial policies of OCC.

        Certain reclassifications have been made to prior years in order to conform to the current year's presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable. Actual results could differ from these estimates.

Note 2—Summary of Significant Accounting Policies

Revenue Recognition

        Transaction fees are earned on a per trade basis, based on shares transacted, and are recognized as transactions occur. For each transaction executed, there is an associated liquidity payment or routing charge paid. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), Archipelago records such expenses as liquidity payments or routing charges in the consolidated statements of operations.

        Market data fees are earned on the sale of transaction market data. This revenue is recorded net of amounts due under revenue sharing arrangements with market participants, based on the criteria provided by EITF 99-19. Market data fees are recognized as transactions occur.

        Listing fees are earned from companies and index providers that list on the Pacific Exchange as a trading venue for their equity securities, exchange-traded funds and other structured products. Archipelago recognizes initial listing fees and additional share listing fees ratably over a five-year estimated service period. Annual listing fees are recognized ratably over the related twelve-month period.

        Other revenues primarily consist of regulatory and registration fees including agent annual registration and new application and transfer fees from parties that have equities or options trading privileges on the Pacific Exchange. Regulatory and registration fees are billed and collected by the National Association of Securities Dealers (the "NASD"). The annual registration fee is billed annually in advance and remitted to Archipelago before the start of the effective year. Archipelago recognizes the annual registration fee ratably over the related twelve-month period. New registration and transfer application fees are remitted monthly to Archipelago and recognized in the year received.

Activity Assessment Fees and Section 31 Fees

        Archipelago pays SEC fees pursuant to Section 31 of the Securities Exchange Act of 1934. These fees are designed to recover costs incurred by the government for the supervision and regulation of securities markets and securities professionals. Archipelago, in turn, collects activity assessment fees from ETP and OTP holders trading on ArcaEx and the Pacific Exchange, respectively, and pays Section 31 fees to the SEC based on fee schedules determined by the SEC. Fees received are included in cash and cash equivalents at the time of receipt, and, as required by law, the amount due to the SEC is recorded as an accrued liability and remitted semiannually.

        Following the September 26, 2005 acquisition of PCX Holdings, Archipelago records activity assessment fee revenue and Section 31 fees expense gross on its consolidated statement of operations as Archipelago bears the credit risk associated with the collection of these fees, while maintaining similar treatment within the consolidated statement of financial condition. Activity assessment fee revenue and Section 31 fee expense have no impact on Archipelago's consolidated statement of operations.

Cash and Cash Equivalents

        Archipelago considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Provision for Doubtful Accounts

        Archipelago maintains an allowance for doubtful accounts based upon the estimated collectibility of accounts receivable. Archipelago recorded provisions (additions) to the allowance of approximately $0.8 million and $0.0 million, and write-offs (deductions) against the allowance of approximately $3.1 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively. Additions to (reductions of) the allowance are charged to (reversed against) bad debt expense, which is included in clearance, brokerage and other transaction expenses in the consolidated statements of operations.

Fixed Assets

        Fixed assets consist of computer hardware and software, furniture, equipment (including assets under capital leases) and leasehold improvements. All fixed assets are carried at cost and are depreciated on a straight-line basis over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

        In accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", Archipelago capitalizes qualifying software costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software's estimated useful life, generally three years.

        Archipelago performs reviews for the impairment of fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

        Archipelago reviews the carrying value of goodwill for impairment on a periodic basis and at least annually based upon estimated fair value of Archipelago's reporting units. Using an independent valuation specialist, Archipelago, on an annual basis, estimates fair value by using a discounted cash flow model. Should the review indicate that goodwill is impaired, Archipelago's goodwill would be reduced by the difference between the carrying value of goodwill and its fair value.

        Archipelago reviews the useful life of its indefinite-lived intangible asset to determine whether events or circumstances continue to support the indefinite useful life. In addition, the carrying value of Archipelago's intangible assets is reviewed by Archipelago on at least an annual basis for impairment based upon the estimated fair value of the asset calculated by an independent valuation specialist.

        Archipelago performed its annual impairment tests as of December 31, 2004 and 2005, which indicated that no impairment charge was required for goodwill or intangible assets.

Estimated Fair Value of Financial Instruments

        Statement of Financial Accounting Standard ("SFAS") No. 107, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated statements of financial condition. Management estimates that the fair value of financial instruments recognized in the consolidated statements of financial condition (including cash and cash equivalents, receivables, payables and accrued expenses) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to repricing monthly.

Income Taxes

        Archipelago had elected to be treated as a partnership for federal, state and local income tax purposes prior to its reorganization on August 11, 2004. Accordingly, all items of income, expense, gain and loss of Archipelago prior to August 12, 2004 were generally reportable on the tax returns of the members of Holdings LLC. Therefore, Archipelago had no net loss carryforwards as of the date of reorganization. On August 11, 2004, Archipelago converted to a Delaware corporation and has since then been subject to income taxes.

        Archipelago records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

Marketing and Promotion

        Marketing and promotion costs consist of advertising costs, promotional items, trade shows, and selling expenses. Advertising costs include certain costs of production, which are expensed at the time of first showing. The costs of communicating advertising are expensed over the period of the communication.

Stock-Based Compensation

        Archipelago accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense using the intrinsic value method. Under the intrinsic value method, stock-based compensation, if any, is measured as the excess of the estimated fair value of Archipelago's stock over the option exercise price.

        Archipelago adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Had compensation expense for Archipelago's stock option plans been determined based upon fair value consistent with SFAS No. 123, Archipelago's net income and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net income attributable to common stockholders, as reported	$16,319	$59,321	$1,773
Add: Stock-based employee compensation cost included in net income	6,390	151	334
Deduct: Stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects of $5,788, $739, and $919	7,832	1,041	1,379

Net income attributable to common stockholders, pro forma	$14,877	$58,431	$728

Earnings per share:
Basic, as reported	$0.35	$1.47	$0.05
Basic, pro forma	$0.32	$1.45	$0.02
Diluted, as reported	$0.34	$1.38	$0.05
Diluted, pro forma	$0.31	$1.36	$0.02

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2005	2004	2003
Dividend yield	0	0	0
Expected volatility	30.0%	30.0%	30.0%
Risk-free interest rate	4.5%	4.0%	3.8%
Expected life (in years)	7	7	7

        The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because Archipelago's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models may not provide a reliable measure of the fair value of Archipelago's employee stock options.

        The above pro forma information gives effect to Archipelago's conversion into a Delaware corporation as if it occurred at the beginning of the periods presented. In addition, the pro forma information was tax effected at combined Federal and State rates of 40.0%, 41.5% and 42.5% for the years ended December 31, 2003, 2004 and 2005, respectively.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", requiring that compensation cost associated with share-based payment transactions be recognized in financial statements. Archipelago adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. For the year ending December 31, 2006, management anticipates that Archipelago will recognize a pre-tax expense of approximately $2.0 million in connection with Archipelago share-based payment transactions recorded under SFAS No. 123(R).

Note 3—Merger with New York Stock Exchange, Inc.

        On April 20, 2005, Archipelago entered into a definitive merger agreement with the New York Stock Exchange, Inc., a New York Type A not-for-profit corporation (the "NYSE"), pursuant to which Archipelago and the NYSE agreed to combine their businesses and become wholly owned subsidiaries of NYSE Group, Inc., a newly-created, for-profit and publicly-traded holding company (the "merger").

        The merger closed on March 7, 2006. As of that date, Archipelago became a wholly owned subsidiary of NYSE Group and its common stock delisted from the Pacific Exchange. The NYSE Group's common stock is listed on the New York Stock Exchange and is traded under the symbol "NYX".

        In the merger of Archipelago and a wholly owned subsidiary of NYSE Group, in which Archipelago was the surviving entity: (i) each share of the issued and outstanding shares of Archipelago common stock converted automatically into the right to receive one share of NYSE Group common stock; (ii) all outstanding stock options of Archipelago, whether vested or unvested, converted into options to purchase an equivalent number of shares of NYSE Group common stock; and (iii) all outstanding restricted stock units of Archipelago converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) received by Archipelago's stockholders equaled 30% of the issued and outstanding shares of NYSE Group common stock at the closing of the merger, on a diluted basis.

        Each NYSE member was entitled to receive in exchange for its NYSE membership, $300,000 in cash, plus a pro rata portion of the aggregate number of shares of NYSE Group Common Stock issued to all of the NYSE members in the merger. Each NYSE member had the opportunity to make either a cash election to increase the cash portion (and decrease the stock portion) of their merger consideration, or a stock election to increase the stock portion (and decrease the cash portion) of their merger consideration. These elections were subject to certain proration. The aggregate number of shares of NYSE Group Common Stock issued to all of the NYSE members in the merger, together with the aggregate number of shares reserved for issuance to NYSE employees, equaled 70% of NYSE Group common stock issued and outstanding at the closing of the NYSE transaction, on a diluted basis.

        The parties expect that the combined businesses will bring together the strength of NYSE's auction market and the speed and innovation of Archipelago as well as its technology and management. The parties believe this combination will create a strong and dynamic enterprise with diverse products that will be well positioned to compete in the industry and possess enhanced growth potential.

        In April 2005, Archipelago entered into a letter agreement with a related party stockholder under which the stockholder agreed to perform certain services in relation to the merger of Archipelago and the NYSE which included facilitating discussions between the parties and providing certain valuation analysis. Archipelago agreed to pay the related party stockholder a transaction fee of $3.5 million (plus out-of-pocket expenses in an amount not to exceed $50,000) in cash upon consummation of the merger. Archipelago has not made any payments under this agreement as of December 31, 2005.

Note 4—PCX Holdings, Inc. Acquisition

        On September 26, 2005, Archipelago completed the acquisition of PCX Holdings for a total purchase price of approximately $94.0 million consisting of a $90.9 million cash payment to PCX Holdings stockholders and certain employees of PCX Holdings and its subsidiaries, and approximately $3.1 million of direct costs incurred by Archipelago as part of this acquisition (the "PCX Holdings acquisition"). The $90.9 million cash payment represented the total dollar value of 1,645,415 shares of Archipelago common stock held by PCX Holdings at the time of the closing, or $66.3 million (calculated based on the average closing price of Archipelago's stock on ArcaEx for the ten trading days prior to the PCX Holdings acquisition), plus $24.6 million.

        PCX Holdings operates an exchange for trading options as well as provides self regulatory services, including regulatory and market management services, for options and equity trading. The PCX Holdings acquisition will enable the Archipelago to offer all-electronic trading of equity securities as well as equity options, and to expand and diversify the Archipelago's business lines and products.

        Even though the PCX Holdings acquisition was consummated on September 26, 2005, for financial reporting purposes management deemed the assets and liabilities of PCX Holdings as of September 30, 2005 to be the basis for allocation of the purchase price. As such, the assets and liabilities of PCX Holdings have been included in Archipelago's consolidated statement of financial condition as of September 30, 2005. However, the results of operations of PCX Holdings have been included in Archipelago's results of operations since October 1, 2005. The results of operations of PCX Holdings for the four-day period ended September 30, 2005 were not material.

        The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of PCX Holdings' net assets as of September 30, 2005. The following is a summary of the preliminary allocation of the purchase price in the PCX Holdings acquisition (dollars in thousands):

Purchase price	$90,863
Acquisition costs	3,167

Total purchase price	$94,030

Historical cost of net assets acquired	$54,316
Reversal of deferred revenues	20,431
Write-down of fixed assets	(10,673)
National securities exchange registration	17,728
Liabilities for exit and termination costs	(11,480)
Deferred tax impact of purchase accounting adjustments	23,708

Total purchase price	$94,030

        Liabilities for exit and termination costs are primarily associated with employee terminations, including accrued severance benefits and costs related to change in control provisions of certain PCX

Holdings employment contracts. In 2005, Archipelago paid an aggregate of $5.9 million in connection with these change in control provisions and severance benefits. Based upon current severance dates, Archipelago expects to pay the $5.6 million balance by September 30, 2006.

        The allocation of the purchase price to PCX Holdings' assets and liabilities are only preliminary allocations based on estimates of fair values and will change when estimates are finalized. Therefore, the information above is subject to change pending the final allocation of purchase price.

        The following represents the summary unaudited pro forma condensed combined results of operations as if the PCX Holdings acquisition had occurred at the beginning of each of the periods presented (dollars in thousands, except per share data):

	Year ended December 31,
	2005	2004
Total revenues	$539,581	$540,201
Income from continuing operations	10,527	48,196
Net income attributable to common stockholders	14,340	50,124
Basic earnings per share from continuing operations	$0.23	$1.25
Basic earnings per share	$0.31	$1.30
Diluted earnings per share from continuing operations	$0.23	$1.17
Diluted earnings per share	$0.31	$1.21

        In October 2004, Archipelago entered into a financial advisory services engagement with a related party stockholder, under which the related party stockholder agreed to perform financial advisory services in relation to the PCX Holdings acquisition. In January 2006, Archipelago made a $0.5 million payment under this agreement.

Note 5—Discontinued Operations

        On September 22, 2005, the SEC entered an order granting approval of the proposed rule change to amend the certificate of incorporation of PCX Holdings, Pacific Exchange Rules, and the Bylaws of Archipelago in relation to the PCX Holdings acquisition. Under the SEC order, Archipelago undertook to divest Wave, its wholly-owned subsidiary providing agency brokerage services for institutional customers seeking to access ArcaEx and other U.S. market centers electronically.

        On January 23, 2006, Archipelago entered into a definitive agreement to sell Wave to a related party stockholder. On March 3, 2006, Archipelago completed the sale of Wave.

        The results of operations and financial position of Wave are presented as discontinued operations in the consolidated financial statements. All historical periods presented have been restated to reflect such presentation.

        Summarized selected financial information for discontinued operations was as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues	$40,975	$74,201	$79,908

Income before income tax provision	$6,526	$13,217	$14,670
Income tax provision	2,713	1,670	—

Income from discontinued operations	$3,813	$11,547	$14,670

        The major assets and liabilities of discontinued operations were as follows (in thousands):

	Year ended December 31,
	2005	2004
Cash and cash equivalents	$10,975	$32,708
Accounts receivable, net	2,129	2,404
Fixed assets, net	684	4,758
Other assets	369	302

Assets of discontinued operations	$14,157	$40,172

Accounts payable and accrued expenses	$9,457	$15,285

Liabilities of discontinued operations	$9,457	$15,285

Note 6—Fixed Assets

        Fixed assets consisted of the following (in thousands):

	December 31,
	2005	2004
Software, including software development costs of $32,632 and $27,026	$56,061	$39,519
Computers and equipment	57,107	29,097
Leasehold improvements	25,643	17,618
Equipment under capital leases	19,697	18,070
Routers	5,696	1,054
Furniture and fixtures	3,857	2,125

	168,062	107,483
Accumulated depreciation and amortization	(100,971)	(62,745)

	$67,091	$44,738

        Archipelago capitalized software development costs of approximately $5.6 million and $2.5 million in 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, Archipelago directly expensed software development costs of approximately $4.3 million, $3.6 million and $6.9 million, respectively, as these costs were incurred outside of the application development stage.

        In June 2003, Archipelago determined that certain software and computer equipment would be retired by March 2004 and, therefore, Archipelago accelerated depreciation on these assets. For the years ended December 31, 2004 and 2003, Archipelago recorded approximately $6.2 million and $13.8 million in depreciation on these assets as opposed to approximately $8.0 million and $7.6 million, respectively, had the depreciation period not been accelerated. As of March 31, 2004, the net book value of these assets was reduced to zero.

Note 7—Goodwill and Other Intangible Assets

Goodwill

        In March 2002, Archipelago acquired REDIBook in a transaction accounted for as a purchase business combination. Approximately $20.8 million of the $150.5 million purchase price was assigned to the net tangible and intangible assets acquired, with the remaining value of $129.7 million ascribed to goodwill. In August 2004, Archipelago issued contingent consideration to former REDIBook members in the form of 192,194 shares of Archipelago's common stock valued at $11.50 per share and recorded $2.2 million of additional goodwill.

Other Intangible Assets

        Other intangible assets consisted of the following (in thousands):

	December 31,
	2005	2004
National securities exchange registration	$107,728	$90,000
Other (net of accumulated amortization of $4,431 and $2,711)	1,025	2,169

Other intangible assets, net	$108,753	$92,169

        In May 2001, Archipelago acquired the right to operate as the exclusive equity trading facility of PCX Equities including the rights to certain revenue streams comprised primarily of transaction fees, market data fees, and listing fees, for an aggregate consideration of $90.0 million.

        In September 2005, Archipelago acquired PCX Holdings and its subsidiaries, including PCX Equities. As part of the preliminary allocation of the purchase price in the PCX Holdings acquisition, Archipelago valued the eligibility to earn market data fees related to the PCX Holdings' option trading business at $17.7 million.

        The national securities exchange registration allows the Archipelago to (i) generate revenues from market data fees (both from equity and option trading activities) and listing fees, and (ii) to reduce its costs since clearing charges are not incurred for trades matched internally on ArcaEx.

        Archipelago determined that the national securities exchange registration has an indefinite life and, as such, it is not subject to amortization.

Note 8—Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2005	2004
Trade payables	$11,761	$4,520
Accrued compensation	775	13,720
Payroll taxes payable	8,257	122
Deferred revenue	8,117	1,220
Accrued severance	5,596	—
Other accrued liabilities	14,176	4,112

Total	$48,682	$23,694

Note 9—Stockholders' Equity

Common Stock

        Prior to its reorganization from a Delaware limited liability company to a Delaware corporation on August 11, 2004, Archipelago had three classes of common shares outstanding: Class A, Class B and Class C. The common shares ranked pari passu with regards to liquidation and distribution. Class A shares had voting rights, while Class B and C shares had no voting rights. As part of the conversion transaction, all of the Class A, Class B and Class C shares were converted to common stock.

Redeemable Convertible Preferred Shares

        On November 12, 2003, Archipelago issued 16,793,637 Class A Preferred Shares, which were a newly-created class of voting shares, at $2.98 per share, for total consideration of $50,000,000.

Archipelago incurred approximately $1.6 million in transaction costs in conjunction with this issuance. The Class A Preferred Shares converted automatically into 4,449,268 shares of common stock upon consummation of Archipelago's IPO in August 2004. Included in this conversion was the issuance of 717,349 shares of common stock attributable to a beneficial conversion feature included in the previously issued redeemable preferred interest. The $9.6 million intrinsic value of such shares was treated as a deemed dividend on convertible preferred shares, which was reported after net income to reach net income attributable to common stockholders in the consolidated statement of operations for the year ended December 31, 2004.

Common Stock Held in Treasury

        As of December 31, 2005, Archipelago held 1,801,921 million shares of its common stock in treasury, including 1,645,415 shares repurchased as part of the PCX Holdings acquisition.

Employee and Non Employee Director Stock and Benefit Plans

        Archipelago has three long-term incentive plans (the "Plans") that provide for the granting of stock options and restricted stock units to officers, key employees and non-employee directors. The objectives of the Plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of Archipelago by providing employees the opportunity to acquire common stock. The stock options and restricted stock units ("RSUs") granted under the Plans generally vest over four years. Stock option awards have a term of ten years.

Stock Options

        A summary of the stock option activity under the Plans is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2003	559,111	$20.25
Granted	1,261,694	10.92
Forfeited	(40,111)	20.25

Outstanding at January 1, 2004	1,780,694	13.64
Granted	811,479	11.50
Exercised	(3,166)	4.91
Forfeited	(25,920)	15.38

Outstanding at January 1, 2005	2,563,087	12.96
Granted	192,942	19.30
Exercised	(144,504)	11.93
Forfeited	(19,441)	16.85

Outstanding at December 31, 2005	2,592,084	13.46

        In August 2003, Archipelago issued stock options with an exercise price of $4.91, a price lower than the fair value of Archipelago's stock, which was estimated to be $6.26. Archipelago recognized compensation expense related to the issuance of these options in the consolidated statement of operations for the years ended December 31, 2003 and 2004 of $0.3 million and $0.2 million, respectively.

        Additional information regarding stock options outstanding as of December 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.91	296,803	7.61	$4.91	277,092	$4.91
11.50	784,846	8.61	11.50	185,262	11.50
13.41	877,780	7.88	13.41	433,346	13.41
19.30	192,942	9.21	19.30	—	19.30
20.25	439,713	4.64	20.25	439,713	20.25

	2,592,084	7.62	$13.46	1,335,413	$13.63

Restricted Stock Units

        RSUs are grants that entitle the holder to shares of common stock as the award vests.

        A summary of the restricted stock unit activity with officers and key employees under the Plans is as follows:

Number of RSUs
Outstanding at January 1, 2005	—
Granted	533,873
Vested	(401,475)

Outstanding at December 31, 2005	132,398

Weighted average fair value per share for RSUs granted during the year	$25.91

        The fair market value at the date of grant of the RSUs is amortized over the vesting period using the straight line method. For the year ended December 31, 2005, Archipelago recorded stock-based compensation expense of $11.1 million, including $3.6 million in relation to the regular vesting of RSUs (which is included in other employee compensation and benefits in the consolidated statement of operations) and $7.5 million in connection with the acceleration of vesting of certain RSUs (which is included in NYSE merger and related executive compensation in the consolidated statement of operations).

        On December 30, 2005, Archipelago entered into agreements with each of its executive officers that accelerated, among other things, vesting of 401,475 RSUs that would have occurred in 2006 after the completion of the merger or, in the case of one executive, upon the sale of Wave.

        As part of their compensation, Archipelago's non-employee directors received an annual RSU grant valued at $75,000 based upon the fair market of Archipelago's share of common stock on the date of grant. In addition, non-employee directors were permitted to elect to take all or a portion of their $75,000 cash retainer in RSUs, calculated by taking 110% of the $75,000 cash retainer, or $82,500, divided by the fair market of Archipelago's share of common stock on the date of grant. For the years ended December 31, 2005 and 2004, Archipelago granted 33,586 and 47,076 RSUs to its non-employee directors, respectively. On March 7, 2006, Archipelago issued 55,041 shares of common stock to non-employee directors under those restricted stock awards.

Note 10—Related Party Transactions

        The following is a summary of the related party transactions involving Archipelago and certain former members (i.e., owners of Holdings LLC prior to the IPO) and current stockholders (i.e., stockholders of Archipelago after the IPO), the Pacific Exchange and other affiliates as part of its operations (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues
Transaction fees earned from stockholders/former members and affiliates(1)	$165,891	$188,559	$165,292
Market data fees (net of amounts shared with customers of $17,919, $21,516 and $10,196)(2)	21,446	23,986	10,041
Cost of revenues
Liquidity payments to stockholders/former members and affiliates(1)	59,779	53,517	43,702
Routing charges:
Routing fees paid to former stockholder/member(3)	14,762	45,291	52,989
Routing fees for listed securities paid to stockholders/former members(4)	1,373	1,411	2,851
Clearance, brokerage and other transaction expenses:
The Pacific Exchange's cost of obtaining market data(5)	—	—	154
Clearing services provided by a stockholder/former member(6)	344	10,642	32,110
Management fees paid to a stockholder/former member for support of REDIBook ECN(7)	—	—	4,502
Regulatory services fees(8)	6,066	7,209	5,492
Registered representative fees(8)	(3,739)	(4,485)	(4,672)
Indirect expenses
NYSE merger costs and related executive compensation Valuation analysis and other services provided by a stockholder(9)	3,500	—	—
Communications:
Software related services provided by an affiliate (net of amounts charged to customers of $3,980, $4,654 and $3,856)(10)	1,780	1,209	1,032
Marketing and promotion:
Business development costs(11)	—	357	528
Legal and professional:
Professional fees for services provided by an affiliate(12)	1,800	1,638	1,000
Consulting fees for services from a firm whose principal serves a director of Archipelago(13)	600	350	—

(1)
Certain stockholders/former members of Holdings LLC and affiliates execute transactions through ArcaEx, and previously through Archipelago's ECN, and are charged a transaction service fee by Archipelago for such activities. Liquidity payments are made to stockholders/former members of Holdings LLC and affiliates in relation to such transaction fees.

(2)
Archipelago participates in the consolidation, dissemination and sale of market data in U.S. exchange-listed securities and Nasdaq-listed securities through ArcaEx. In connection with those plans, Archipelago receives market data fees, based on the level of trading activity on ArcaEx, for providing data to centralized aggregators that in turn sell the data to third-party consumers. The Pacific Exchange is a direct participant in the plans governing the consolidation and dissemination of market data and as a direct participant in these plans collects tape revenues for trading activities on ArcaEx. Prior to the PCX Holdings acquisition, Archipelago was entitled to all tape revenues earned in connection with trading activities on ArcaEx.

(3)
A former stockholder/member of Holdings LLC received routing fees for trades executed through ArcaEx, that ultimately route through to the former stockholder/member's ECN.

(4)
Certain stockholders/former members of Holdings LLC provide routing services for listed securities through the New York Stock Exchange, Inc. on behalf of Archipelago.

(5)
The Pacific Exchange is a consumer of consolidated market data collected and sold under the above discussed plans. Between April 2002 and December 2003, Archipelago agreed to cover the Pacific Exchange's cost of obtaining consolidated market data by reducing the amount of market data fees to which Archipelago was entitled under the facility services agreement by the amount of the Pacific Exchange's cost for obtaining consolidated market data for use in connection with its options trading floor.

(6)
Archipelago clears certain of its transactions through a stockholder/former member of Holdings LLC/clearing broker.

(7)
Archipelago had a servicing agreement with a stockholder/former member of Holdings LLC/clearing broker for them to provide for the development, operation, management and support of the REDIBook ECN until trading in ArcaEx commenced, for which Archipelago paid a monthly fee.

(8)
Prior to the PCX Holdings acquisition, the Pacific Exchange provided certain regulatory services to Archipelago in return for regular payments (as negotiated between the parties) and forwarded registered representative fees received from the NASD to Archipelago.

(9)
Archipelago entered into a letter agreement with a stockholder under which the stockholder agreed to perform certain services in relation to the merger of Archipelago and the NYSE.

(10)
An affiliate provides software related services to Archipelago, a portion of which is charged to Archipelago's customers.

(11)
Archipelago paid rental fees for the yacht that it leased for certain business development functions, which is operated by the domestic partner of a sister of a member of management.

(12)
An affiliate provides software related services to Archipelago.

(13)
Archipelago signed an agreement on June 1, 2004 with a consulting firm whose principal serves as a director of Archipelago. The consulting agreement provided for a minimum fee of $150,000 per quarter. Archipelago terminated this agreement effective as of March 31, 2006.

        In connection with the IPO, Archipelago paid commission, consisting primarily of underwriting discounts, to certain stockholders/former members of Holdings LLC totaling approximately $4.4 million for the year ended December 31, 2004.

        In October 2004, Archipelago entered into a financial advisory services engagement with a stockholder affiliate, under which the affiliate agreed to perform financial advisory services to Archipelago in relation to the PCX Holdings acquisition. In January 2006, Archipelago made a $0.5 million payment under this agreement.

        An affiliate provided software development services to Archipelago in the amount of $1.5 million and $4.0 million for the years ended December 31, 2004 and 2003, respectively.

        In the opinion of management, transactions were made at customary rates and negotiated terms and conditions, and do not involve more than the normal risk of collectibility or present other unfavorable features.

        Receivables from related parties consisted of the following (in thousands):

	December 31,
	2005	2004
Transaction fees due from related parties	$20,369	$21,064
Other fees due from related parties	—	2,820
Market data fees due from the Pacific Exchange	—	16,401
Other	2,935	2,626

	$23,304	$42,911

        Payables to related parties consisted of the following (in thousands):

	December 31,
	2005	2004
Routing charges due to related party	$—	$7,137
Fees due to the Pacific Exchange	—	6,356
Other fees due to related party	—	1,339
Clearing charges and other fees due to affiliate broker	—	684
Consulting, software and connectivity fees due to affiliate	306	502
Exchange fees due to related party	95	157
Other	1,273	3,448

	$1,674	$19,623

        At December 31, 2005 and 2004, cash and cash equivalents held at affiliated financial institutions amounted to $0.6 million and $0.1 million, respectively.

Note 11—Computation of Earnings Per Share

        The following is a reconciliation of the basic and diluted earnings per share computations (in thousands except per share data):

	Year ended December 31,
	2005	2004	2003
Net income attributable to common stockholders for basic and diluted earnings per share	$16,319	$59,321	$1,773

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	46,806	40,301	36,169
Dilutive effect of:
Preferred shares converted to common in August 2004	—	2,284	500
Stock options and restricted stock units	1,015	330	311

Weighted average shares used in diluted computation	47,821	42,915	36,980

Basic earnings per share	$0.35	$1.47	$0.05

Diluted earnings per share	$0.34	$1.38	$0.05

        At December 31, 2004 and 2003, approximately 0.5 million and 1.4 million securities, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note 12—Income Taxes

        The income tax provision consisted of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$6,573	$5,407	$—
State and Local	1,346	1,719	—
Deferred:
Federal	984	(1,430)	—
State and Local	446	(410)	—

Income tax provision	$9,349	$5,286	$—

        Significant components of Archipelago's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$11,835	$1,444
Deferred revenue	2,465	—
Pacific Exchange exit and termination costs	1,961	—
Allowance for doubtful accounts	497	1,269
Valuation allowance	(1,279)	(1,444)
Bonuses	—	3,826
Other	2,171	339

Total deferred tax assets	17,650	5,434

Deferred tax liabilities:
National securities exchange registration	7,065	—
Software development costs	2,451	267
Depreciation and amortization	796	3,328

Total Deferred tax liabilities	10,312	3,595

Deferred tax asset, net	$7,338	$1,839

        As of December 31, 2005, Archipelago had approximately $29.9 million of net operating losses for Federal and State tax purposes ("NOL"), which will begin to expire in 2021. A full valuation allowance was recorded against approximately $1.3 million tax effect of certain NOL as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining deferred tax assets based on management's belief that it is more likely than not that such assets will be realized. Archipelago does not have any deferred tax assets related to Holdings LLC's net operating losses, as those losses were incurred when Archipelago was treated as a partnership for federal income tax purposes.

        The effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

	Year ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State, net of Federal tax benefit	5.3	1.8	—
NYSE merger costs	12.3	—	—
Tax exempt interest	(4.6)	—	—
Benefit from deferred taxes (1)	—	(5.7)	—
Former members' income (2)	—	(23.1)	(35.0)
Other	(5.2)	0.4	—

Effective tax rate	42.8%	8.4%	—%

(1)
Archipelago recognized a $3.8 million net deferred tax asset for temporary differences when Holdings LLC converted into a Delaware corporation on August 11, 2004. The corresponding deferred tax benefit lowered Archipelago's effective tax rate for the year ended December 31, 2004.

(2)
For the income earned from the date of the conversion to a Delaware corporation through December 31, 2004, Archipelago provided for income taxes based on a 41.5% combined tax rate. Prior to August 12, 2004, all income taxes were paid by Holdings LLC's former members.

Note 13—Segment Reporting

        Prior to the PCX Holdings acquisition, Archipelago operated in two reportable segments: Transaction Execution Services and Agency Brokerage Services.

        Transaction Execution Services consisted primarily of transaction execution services, market data services on a real-time or summary basis and, through the Archipelago's alliance with the Pacific Exchange, a trading venue for issuers of equity securities, exchange traded funds and structured products. Under Pacific Exchange rules, issuers are listed on the Pacific Exchange for trading on ArcaEx. The customers in this segment are required to hold an ETP or be a broker-dealer introduced to ArcaEx by an ETP. An ETP holder must be a broker-dealer.

        Agency Brokerage Services were provided through Wave and consisted of order execution services, on an agency basis, for orders received from institutions involving primarily Nasdaq and listed securities. This segment provided institutions that are not ETP holders or are not sponsored by ETP holders access to all U.S. Nasdaq and exchange-listed securities markets through ArcaEx. Because Wave's operations are presented as discontinued, Archipelago is no longer required to disclose the information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

        Following the PCX Holdings acquisition, Archipelago operates in the following two reportable segments: ArcaEx Equities and ArcaEx Options.

        ArcaEx Equities consists primarily of the reportable segment formerly named Transaction Execution Services.

        ArcaEx Options consists primarily of transaction execution services, market data services on a real-time or summary basis and a trading venue for issuers of option products. The customers in this segment are required to hold an Option Trading Permit ("OTP"). An OTP holder must be a broker-dealer or associated with a broker dealer.

        Revenues are generated primarily in the United States of America. Revenues derived from one stockholder/former member of Holdings LLC and its affiliates represented approximately 9.6%, 10.2% and 14.2% of the revenues from continuing operations for the years ended December 31, 2005, 2004 and 2003, respectively. All of Archipelago's long lived assets are located in the United States of America.

        Summarized financial information concerning Archipelago's reportable segments is as follows (in thousands):

	ArcaEx Equities	ArcaEx Options	Eliminations	Consolidated
Year ended December 31, 2005
Revenues, less Section 31 fees	$477,207	$16,797	$(648)	$493,356
Costs of revenues	279,857	283	(648)	279,492
Gross margin	197,350	16,514	—	213,864
Depreciation and amortization	19,896	1,735	—	21,631
Indirect expenses	184,439	12,028	—	196,467
Operating income	12,911	4,486	—	17,397
Identifiable assets of continuing operations (as of December 31)	462,350	115,289	(12,002)	565,637

Note 14—Commitments and Contingencies

        In the normal course of conducting its business, Archipelago has been involved in various legal proceedings. In the opinion of management, after consultation with legal counsel, the ultimate outcome of pending litigation matters will not have a material adverse effect on the financial condition or results of operations of Archipelago.

        Archipelago leases office space under non-cancelable operating leases and certain computer equipment under capital leases. The future minimum commitments under these non-cancelable leases at December 31, 2005 were as follows (in thousands):

Year ending December 31,
2006	$9,352
2007	8,093
2008	7,016
2009	4,967
Thereafter	13,779

Net minimum lease payments	$43,207

        Total rent expense, including real estate taxes and common area maintenance, was approximately $7.1 million, $4.6 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The rent expense is recorded net of sublease payments received of approximately $0.2 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively.

        Archipelago applies the provisions of the Financial Accounting Standards Board's Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others," which provides accounting and disclosure requirements for certain guarantees. Archipelago has agreed to indemnify its clearing brokers for losses that they may sustain from customer accounts introduced by Archipelago. However, Archipelago has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. As such, Archipelago has not recorded any liability related to this indemnification. Archipelago is unable to quantify the potential exposure related to the indemnification as it constantly fluctuates based on the number and size of the unsettled transactions outstanding and the difference between the contractual trade price and the current fair value of the stock underlying the unsettled transactions.

Note 15—Net Capital Requirements

        Wave, Archipelago Securities, L.L.C. ("ARCAS"), ATSI and Archipelago Brokerage Services, LLC ("ABS") are registered broker-dealers and are subject to net capital requirements under SEC Rule 15c3-1. Wave, ATSI and ABS compute their net capital using the basic method. Under this method, these subsidiaries must maintain minimum net capital (as defined) and the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15 to 1. ARCAS computes its net capital under the alternative method. This method requires that minimum net capital not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions.

        As of December 31, 2005 and 2004, these subsidiaries were in compliance with their respective net capital requirements and their net capital, net capital in excess of required net capital, and ratio of aggregate indebtedness to net capital were as follows (in thousands, except ratios):

	December 31,
	2005	2004
Net capital
Wave	$5,027	$19,427
ARCAS	13,063	7,043
ATSI	5,671	2,652
ABS	405	N/A
Net capital in excess of required net capital
Wave	$4,497	$18,519
ARCAS	12,813	6,793
ATSI	5,589	2,485
ABS	400	N/A
Ratio of aggregate indebtedness to net capital
Wave	1.58 to 1	0.70 to 1
ARCAS	N/A	N/A
ATSI	0.22 to 1	0.94 to 1
ABS	N/A	N/A

        Advances to affiliates, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and other regulatory bodies.

        Archipelago's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2005 and 2004, these subsidiaries had met their local capital adequacy requirements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of NYSE Group management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, these disclosure controls and procedures were effective. No material changes occurred in our internal controls over financial reporting (as defined in Rule 13a under the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our executive officers and directors is contained in the 2006 Proxy Statement and all such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to executive officer and director compensation is contained in the 2006 Proxy Statement and all such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to Security ownership of certain beneficial owners and management and related stockholder matters is contained in the 2006 Proxy Statement and under Item 5 hereof. All such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain relationships and related transactions is contained in the 2006 Proxy Statement and all such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to principal accountant fees and services is contained in the 2006 Proxy Statement and all such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE NYSE

page
Consolidated Financial Statements of NYSE Group
Report of Independent Registered Public Accounting Firm	125
Statement of Financial Condition as of December 31, 2005	126
Notes to the Statement of Financial Condition	127
Unaudited pro forma condensed combined financial data for NYSE Group
Unaudited pro forma condensed combined statement of financial condition (included as exhibit 99.1 to this Annual Report on From 10-K and incorporated herein by reference)	Ex. 99.1
Consolidated Financial Statements of the NYSE
Report of Independent Registered Public Accounting Firm	129
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004	130
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	131
Consolidated Statements of Changes in Members' Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	132
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	133
Notes to Consolidated Financial Statements	134
Consolidated Financial Statements of Archipelago
Report of Independent Registered Public Accounting Firm Regarding Management's Report on Internal Control Over Financial Reporting	157
Management's Report on Internal Control Over Financial Reporting	159
Report of Independent Registered Public Accounting Firm	160
Consolidated Statements of Financial Condition	161
Consolidated Statements of Operations	162
Consolidated Statements of Changes in Stockholders' Equity	163
Consolidated Statements of Cash Flows	164
Notes to Consolidated Financial Statements	166
(b)
Financial Statement Schedules. Schedules not listed above have been omitted because the information to be set forth therein is not material, not applicable or is shown in the financial statements or notes thereto.

(c)
The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 20, 2005, as amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant's registration statement on Form S-4 (File No. 333-126780))
2.2
Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant's registration statement on Form S-4 filed with the SEC (File No. 333-126780))
2.3
Amendment No. 2, dated as of November 2, 2005, to the Amendment and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant's registration statement on Form S-4 (File No. 333-126780))
3.1
Amended and Restated Certificate of Incorporation of NYSE Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form 8-A filed with the SEC on March 7, 2006)
3.2	Amended and Restated Bylaws of NYSE Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form 8-A filed with the SEC on March 7, 2006)
10.1
Amended and Restated Support and Lock-Up Agreement, dated as of July 20, 2005, by and among GS Archipelago Investment, L.L.C., SLK-Hull Derivatives LLC, Goldman Sachs Execution and Clearing, L.P. and New York Stock Exchange, Inc. (Incorporated by reference to Annex C to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.2
Amended and Restated Support and Lock-Up Agreement, dated as of July 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG and New York Stock Exchange, Inc. (Incorporated by reference to Annex B to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.3
Amended and Restated Support and Lock-Up Agreement, dated as of July 20, 2005, by and between GSP, LLC and New York Stock Exchange, Inc. (Incorporated by reference to Annex D to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.4
Employment Agreement, dated as of August 27, 2003, by and between New York Stock Exchange, Inc. and Richard A. Grasso (Incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.5
Letter Agreement, dated as of January 15, 2004, by and between New York Stock Exchange, Inc. and John Thain (Incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-4 (File No. 333-126780))

10.6
Letter Agreement, dated as of December 1, 2004, by and between New York Stock Exchange, Inc. and John Thain (Incorporated by reference to Exhibit 10.8 to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.7
Letter Agreement, dated as of April 6, 2005, by and between New York Stock Exchange, Inc. and Catherine R. Kinney (Incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.8
Employment Agreement, dated December 19, 2001, between Archipelago Holdings, L.L.C. and Gerald D. Putnam (Incorporated by reference to Exhibit 10.26 to Archipelago's registration statement on Form S-1 (File No. 333-11326))
10.9
Amendment, dated May 4, 2004, to the Employment Agreement between Archipelago Holdings, L.L.C. and Gerald D. Putnam (Incorporated by reference to Exhibit 10.27 to Archipelago's registration statement on Form S-1 (File No. 333-11326))
10.10
Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein (Incorporated by reference to Exhibit 10.29 to Archipelago's registration statement on Form S-1 (File No. 333-11326))
10.11
Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Nelson J. Chai (Incorporated by reference to Exhibit 10.34 to Archipelago's registration statement on Form S-1 (File No. 333-11326))
10.12
Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Michael A. Cormack (Incorporated by reference to Exhibit 10.35 to Archipelago's registration statement on Form S-1 (File No. 333-11326))
10.13
Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Kevin J.P. O'Hara. (Incorporated by reference to Exhibit 10.36 to Archipelago's registration statement on Form S-1 (File No. 333-11326))
10.14
Agreement by and between Archipelago Holdings, Inc. and Gerald D. Putnam, dated as of December 30, 2005 (Incorporated by reference to Exhibit 10.1 to the 8-K filed by Archipelago with the SEC on December 30, 2005)
10.15
Form of Agreement by and between Archipelago Holdings, Inc. and each other executive officer, dated as of December 30, 2005 (Incorporated by reference to Exhibit 10.1 to the 8-K filed by Archipelago with the SEC on December 30, 2005)
10.16
Shareholders' Agreement, dated as of July 17, 1972, as amended, by and among New York Stock Exchange, Inc., the American Stock Exchange and Securities Industry Automation Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.17
Facilities Management Agreement, dated as of February 23, 1977, by and among New York Stock Exchange, Inc., Securities Industry Automation Corporation and the American Stock Exchange (Incorporated by reference to Exhibit 10.12 to the Registrant's registration statement on Form S-4 (File No. 333-126780))

10.18
First Amendment to NYSE/AMEX/SIAC Facilities Management Agreement, dated as of November 18, 1977, by and among New York Stock Exchange, Inc., Securities Industry Automation Corporation and the American Stock Exchange (Incorporated by reference to Exhibit 10.13 to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.19
Second Amendment to NYSE/AMEX/SIAC Facilities Management Agreement, dated as of August 13, 1979, by and among New York Stock Exchange, Inc., Securities Industry Automation Corporation and the American Stock Exchange (Incorporated by reference to Exhibit 10.14 to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.20
Registration Rights Agreement, dated as of October 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG, NYSE Group, Inc., and New York Stock Exchange, Inc. Incorporated by reference to Exhibit 10.15 to the Registrant's registration statement on Form S-4 (File No. 333-126780))
10.21	NYSE Group, Inc. 2006 Stock Incentive Plan. (incorporated by reference to Exhibit 99.1 to NYSE Group, Inc.'s registration statement on Form S-8, filed on March 8, 2006 (File No. 333-132284))
10.22	NYSE Group, Inc. 2006 Annual Performance Bonus Plan (incorporated by reference to exhibit 10.22 to the Registrant's registration statement on from S-1 (File No. 333-132390))
10.23	New York Stock Exchange, Inc. Supplemental Executive Retirement Plan
10.24	Amendment No. 1 to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan
10.25	Amendment No. 2 to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan
10.26	Amendment to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan
10.27	Trust Under the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan
10.28	New York Stock Exchange, Inc. Supplemental Executive Savings Plan
10.29	Amendment No. 1 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan.
10.30	Amendment No. 2 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan.
10.31	Amendment No. 3 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan.
10.32	Amendment No. 4 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan.
10.33	Trust Under the New York Stock Exchange, Inc. Supplemental Executive Benefits Plans
10.34	New York Stock Exchange, Inc. Capital Accumulation Plan
10.35	Amendment No. 1 to the New York Stock Exchange, Inc. Capital Accumulation Plan

10.36	Amendment No. 2 to the New York Stock Exchange, Inc. Capital Accumulation Plan
10.37	Amendment No. 3 to the New York Stock Exchange, Inc. Capital Accumulation Plan
10.38	New York Stock Exchange, Inc. Deferred Compensation Plan for Performance Awards
10.39	Amendment No. 1 to the New York Stock Exchange, Inc. Deferred Compensation Plan for Performance Awards
10.40	Amendment No. 2 to New York Stock Exchange, Inc. Long Term Incentive Deferral Plan
10.41	New York Stock Exchange, Inc. ICP Award Deferral Plan
10.42	Amendment No. 1 to the New York Stock Exchange, Inc. ICP Award Deferral Plan
10.43	New York Stock Exchange, Inc. Severance Pay Plan
10.44
Archipelago Holdings, L.L.C. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Archipelago Holdings, Inc.'s registration statement on Form S-1, filed on March 31, 2004 (No. 333-113226))
10.45
Archipelago Holdings, L.L.C. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Archipelago Holdings, Inc.'s registration statement on Form S-1, filed on March 31, 2004 (No. 333-113226))
10.46
Archipelago Holdings 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Archipelago Holdings, Inc.'s registration statement on Form S-1, filed on March 31, 2004 (File No. 333-113226))
14	Code of Ethics and Business Conduct
21.1	List of Subsidiaries of NYSE Group, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for NYSE Group, Inc.
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for New York Stock Exchange, Inc.
23.3	Consent of Ernst & Young LLP, independent registered public accounting firm for Archipelago Holdings, Inc.
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	Rule 13a-14(a) Certification (CEO)
31.2	Rule 13a-14(a) Certification (CFO)
32.1	Section 1350 Certifications
99.1	Unaudited pro forma condensed combined financial data for NYSE Group

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

March 31, 2006	NYSE GROUP, INC.
	By:	/s/ JOHN A. THAIN
Name: John A. Thain Title: Chief Executive Officer and Director

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Thain, Nelson J. Chai, Richard P. Bernard and Kevin J.P. O'Hara, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN A. THAIN John A. Thain	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006
/s/ NELSON CHAI Nelson Chai	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
/s/ MARSHALL N. CARTER Marshall N. Carter	Chairman of the Board	March 31, 2006
/s/ ELLYN L. BROWN Ellyn L. Brown	Director	March 31, 2006
/s/ WILLIAM E. FORD William E. Ford	Director	March 31, 2006

Shirley Ann Jackson	Director	March 31, 2006
/s/ JAMES S. MCDONALD James S. McDonald	Director	March 31, 2006
James J. McNulty	Director	March 31, 2006
/s/ ALICE M. RIVLIN Alice M. Rivlin	Director	March 31, 2006
Robert B. Shapiro	Director	March 31, 2006
/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	March 31, 2006
Edgar S. Woolard, Jr.	Director	March 31, 2006

QuickLinks

TABLE OF CONTENTS
CERTAIN TERMS
FORWARD-LOOKING STATEMENTS
PART I
BUSINESS
INDUSTRY OVERVIEW
REGULATION
PART II
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF NYSE GROUP AND THE NYSE
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ARCHIPELAGO
INDEX TO FINANCIAL STATEMENT OF NYSE GROUP, INC.
Report of Independent Registered Public Accounting Firm
FINANCIAL STATEMENT OF NYSE GROUP, INC.
NYSE GROUP, INC. NOTES TO THE STATEMENT OF FINANCIAL CONDITION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE NYSE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NEW YORK STOCK EXCHANGE, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in Thousands)
NEW YORK STOCK EXCHANGE, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands)
NEW YORK STOCK EXCHANGE, INC. CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in Thousands)
NEW YORK STOCK EXCHANGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
NEW YORK STOCK EXCHANGE, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Retirement Benefits (Dollars in Thousands)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ARCHIPELAGO
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ARCHIPELAGO HOLDINGS, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In thousands, except per share data)
ARCHIPELAGO HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ARCHIPELAGO HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the years ended December 31, 2003, 2004 and 2005 (In thousands)
ARCHIPELAGO HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ARCHIPELAGO HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY