Form 10-Q
period 2006-03-31
NYSE Group, Inc.
filed 2006-05-15
CIK 1326579

TPW DRAFT OF 5/11/06

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 001-32829

NYSE GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-2786071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Wall Street
New York, New York 10005
(Address, including zip code, of
Registrant’s principal executive offices)

(212) 656-3000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2006, the registrant had approximately 155.9 million shares of common stock, $0.01 par value per share, outstanding.

CERTAIN TERMS

Throughout this report, unless otherwise specified or if the context otherwise requires:

•	"NYSE Group," "we," "us" and "our" refer to NYSE Group, Inc., a Delaware corporation, and its subsidiaries, which, following the merger, include the NYSE and Archipelago;

•
"NYSE" refers to (i) prior to the completion of the merger, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and (ii) after the completion of the merger, New York Stock Exchange LLC, a New York limited liability company, and its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation ("NYSE Regulation");

•
"Archipelago" refers to, prior to and following the completion of the merger, Archipelago Holdings, Inc., a Delaware corporation, and, where the context requires, its predecessor, Archipelago Holdings, LLC, a Delaware limited liability company;

•
"NYSE Arca" refers to the Archipelago Exchange, L.L.C., a Delaware limited liability company, NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.);

•	"merger" refers to the mergers combining the NYSE and Archipelago under NYSE Group, which were completed on March 7, 2006.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under "Risk Factors." in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$206,631	$43,492
Securities purchased under agreements to resell	42,200	127,888
Investment securities, at fair value	618,114	980,591
Accounts receivable, net	322,684	184,185
Deferred income taxes	93,501	91,919
Other assets	58,953	36,142
Total current assets	1,342,083	1,464,217

Property and equipment, net	411,637	343,534
Goodwill	528,155	-
Other intangible assets, net	586,923	-
Deferred income taxes	320,058	290,145
Other assets	77,990	106,249
Total assets	$3,266,846	$2,204,145

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$317,349	$322,263
Section 31 fees payable	183,284	232,146
Deferred revenue	318,795	105,313
Deferred income taxes	34,022	25,238
Total current liabilities	853,450	684,960

Accrued employee benefits	323,337	323,373
Deferred revenue	326,622	329,197
Deferred income taxes	253,677	9,289
Other liabilities	28,757	23,037
Total liabilities	1,785,843	1,369,856

Minority interest	36,268	35,164

Commitments and contingencies (Note 10)

Stockholders’ equity
Members’ equity	-	807,781
Common stock, $0.01 par value, 400,000 shares authorized; 157,147 and 0 shares issued; 155,502 and 0 shares outstanding	1,571	-
Common stock held in treasury, at cost: 1,645 and 0 shares	(65,569)	-
Additional paid-in capital	1,514,190	-
Retained earnings	1,709	-
Accumulated other comprehensive income (loss)	(7,166)	(8,656)
Total stockholders’ equity	1,444,735	799,125
Total liabilities and stockholders’ equity	$3,266,846	$2,204,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2006	2005

Revenues
Activity assessment	$139,209	$92,940
Transaction	76,151	37,953
Listing	88,468	85,995
Market data	48,215	44,150
Data processing	39,349	44,900
Regulatory	40,424	29,803
Licensing, facility and other	22,882	14,729
Total revenues	454,698	350,470
Section 31 fees	(139,209)	(92,940)
Compensation	(167,301)	(127,769)
Liquidity payments	(18,970)	-
Routing and clearing fees	(6,203)	-
Systems and communications	(29,902)	(31,742)
Professional services	(31,438)	(28,050)
Depreciation and amortization	(28,163)	(26,173)
Occupancy	(18,820)	(17,036)
Marketing and other	(19,107)	(14,085)
Regulatory fine income	16,939	20,695
Operating income	12,524	33,370
Investment and other income, net	17,166	10,593
Gain on sale of equity investment	20,925	-
Income before income tax provision and minority interest	50,615	43,963
Income tax provision	(19,723)	(18,809)
Minority interest in (income) loss of consolidated subsidiary	(544)	865
Net income	$30,348	$26,019

Basic earnings per share	$0.24	$0.22
Diluted earnings per share	$0.24	$0.22

Basic weighted average shares outstanding	125,958	115,699 (a )
Diluted weighted average shares outstanding	127,194	115,699 (a )

(a) Adjusted to reflect the March 7, 2006 merger with Archipelago, giving retroactive effect to the issuance of shares to former NYSE members. See Note 1 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2006
(In thousands)
(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance as of December 31, 2005	$807,781	-	-	-	-	$-	$(8,656)	$799,125
Net income for the period from January 1 to March 7, 2006	28,639	-	-	-	-	-	1,275	29,914
Members’ distribution	(409,800)	-	-	-	-	-	-	(409,800)
Members’ dividend	(96,400)	-	-	-	-	-	-	(96,400)
Exchange of NYSE membership interest	(330,220)	109,522	1,095	-	329,125	-	-	-
Merger with Archipelago	-	47,625	476	(65,569)	1,150,206	-	-	1,085,113
Employee stock transactions	-	-	-	-	34,859	-	-	34,859
Net income for the period from March 8 to March 31, 2006	-	-	-	-	-	1,709	215	1,924
Balance as of March 31, 2006	$-	157,147	$1,571	$(65,569)	$1,514,190	$1,709	$(7,166)	$1,444,735

The accompanying notes are integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$30,348	$26,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,163	26,173
Loss on disposition of assets	919	-
Minority interest	1,104	(1,103)
Deferred income taxes	(4,853)	(752)
Provision for losses on accounts receivable	589	1,342
Stock based compensation	34,660	-
Gain on sale of equity investment	(20,925)	-
Change in operating assets and liabilities:
Increase in accounts receivable, net	(60,288)	(21,527)
Increase (decrease) in other assets	(14,121)	1,245
Decrease in accounts payable and accrued expenses	(67,729)	(35,602)
Decrease in SEC transaction fee payable	(144,202)	(658)
Increase in deferred revenue	203,637	202,487
Decrease (increase) in accrued employee benefits	(36)	5,707
Increase (decrease) in other long term liabilities	5,719	(3,869)
Net cash (used in) provided by operating activities	(7,015)	199,462
Cash flows from investing activities:
Cash acquired in Archipelago merger	218,201	-
Sales of investment securities	6,336,584	2,773,739
Purchases of investment securities	(5,972,616)	(2,846,278)
Net sales (purchases) of securities purchased under agreements to resell	85,688	(85,476)
Purchases of property and equipment	(13,580)	(24,293)
Sale of equity investment	23,436	-
Net cash provided by (used in) investing activities	677,713	(182,308)
Cash flows from financing activities:
Distribution to former Members	(409,800)	-
Dividend to former Members	(96,400)	-
Employee stock transactions	346	-
Principal payment of capital lease obligations	(1,705)	-
Net cash used in financing activities	(507,559)	-
Net increase in cash and cash equivalents for the period	163,139	17,154
Cash and cash equivalents at beginning of period	43,492	15,456
Cash and cash equivalents at end of period	$206,631	$32,610

Supplemental disclosures:
Cash paid for income taxes	$5,127	-
Cash paid for interest	289	$1,453

Non- cash investing and financing activities:
Exchange of NYSE membership interest	$330,220	-
Merger with Archipelago	$1,085,113	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Description of Business

NYSE Group is a holding company that, through its subsidiaries, operates two securities exchanges: the NYSE and NYSE Arca. NYSE Group is a leading provider of securities listing, trading and market data products and services. NYSE Group was formed in connection with the merger of the NYSE and Archipelago, which was completed on March 7, 2006. NYSE Group common stock is listed on the NYSE under the symbol “NYX”.

The NYSE is the world's largest cash equities exchange. The NYSE is approximately three times the size of the next largest cash equities exchange in the world in terms of aggregate market capitalization of domestic listed companies.

NYSE Arca operates the first open, all-electronic stock exchange in the United States and has one of the leading market positions in trading exchange-traded funds ("ETFs") and exchange-listed securities. NYSE Arca is also an exchange for trading equity options.

The NYSE owns two-thirds of the Securities Industry Automation Corporation (“SIAC”) and reports SIAC’s financial results on a consolidated basis. SIAC is an important industry resource providing critical automation and communications services to the NYSE, the American Stock Exchange LLC (“AMEX”) and other organizations to support order processing, trading and the reporting of market information, among other functions. SIAC also provides system support for certain national market system functions and for important regulatory and administrative activities. In addition, SIAC provides telecommunication and managed services through its wholly owned subsidiary, Sector, Inc. (“Sector”), to subscribers primarily in the securities industry.

The regulatory functions of the NYSE and NYSE Arca are conducted by NYSE Regulation, Inc., a separate not-for-profit subsidiary of NYSE Group.

Note 2 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of NYSE Group and all wholly-owned subsidiaries, as well as SIAC. The results of operations of Archipelago have been included in NYSE Group’s results of operations since March 8, 2006.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements, which are normally required under accounting principles generally accepted in the United States, have been condensed or omitted; however management believes that the disclosures are adequate to make the information presented not misleading.

The preparation of these condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could be materially different from these estimates. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2005, included in the NYSE Group Annual Report on Form 10-K filed with the SEC on March 31, 2006. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 3 - Business Combinations

Archipelago Holdings, Inc.

On March 7, 2006 Archipelago and NYSE combined their businesses and became wholly-owned subsidiaries of NYSE Group, a newly created, for profit and publicly traded holding company. Through the merger, NYSE Group intends to continue to grow market position in trading volume and enhance the trading technology of both the NYSE and NYSE Arca. Together, the NYSE and NYSE Arca provide a full-service market that offers customers a choice of products and appeals to all types of investors.

On March 7, 2006, each of the 1,366 members of the NYSE was entitled to receive $300,000 in cash and 80,177 shares of NYSE Group common stock in exchange for its NYSE membership. In addition, a cash dividend of $70,571 was declared and paid to each of the 1,366 members. Each NYSE member had the opportunity to make either a cash election to increase the cash portion (and decrease the stock portion) of their merger consideration, or a stock election to increase the stock portion (and decrease the cash portion) of their merger consideration. The aggregate number of shares of NYSE Group common stock issued to all of the NYSE members in the merger, together with the aggregate number of shares reserved for issuance to NYSE employees, equaled approximately 70% of the NYSE Group common stock issued and outstanding, or approximately 109.5 million shares.

On March 7, 2006, (i) each share of the issued and outstanding shares of Archipelago’s common stock was converted automatically into the right to receive one share of NYSE Group common stock, (ii) all outstanding stock options of Archipelago, whether vested or unvested, converted into options to purchase an equivalent number of shares of NYSE Group common stock, and (iii) all outstanding restricted stock units of Archipelago converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) received by Archipelago stockholders, equaled approximately 30% of the issued and outstanding shares of NYSE Group common stock, or approximately 46.0 million shares.

Under the purchase method of accounting, the total merger consideration, which was determined based on the fair market value of Archipelago common stock beginning two days before and ending after April 20, 2005 (the date the merger was agreed to and announced), was $1,085.1 million. The results of operations of Archipelago have been included in the NYSE Group’s results of operations since March 8, 2006.

The following is a summary of the purchase price in the Archipelago merger (in thousands):

Purchase price	$1,085,113
Acquisition costs	25,422
Total purchase price	$1,110,535

 The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Archipelago net assets as of the merger date as follows (in thousands):

Historical cost of net assets acquired	$458,290
Elimination of Archipelago’s historical goodwill and intangibles	(240,095)
Adjustment to fair value of property and equipment	17,000
Deferred tax impact of purchase accounting adjustments	(234,375)
Fair value of identifiable intangible assets	586,600
Other	(5,040)
Goodwill	528,155
Total purchase price	$1,110,535

The allocation of the purchase price to Archipelago assets and liabilities are only preliminary allocations based on estimates of fair values and will change when estimates are finalized. Therefore, the information above is subject to change pending the final allocation of purchase price. NYSE Group does not expect any of the goodwill to be deductible for tax purposes.

 PCX Holdings, Inc. and Wave Securities, LLC.

On September 26, 2005, Archipelago completed its acquisition of PCX Holdings (“PCX”) for a total purchase price of approximately $94.0 million consisting of a $90.9 million cash payment to PCX stockholders and certain employees of PCX, and approximately $3.1 million of direct acquisition costs incurred by Archipelago. As part of the acquisition of PCX, Archipelago undertook to divest Wave Securities LLC (“Wave Securities”), a previously wholly-owned subsidiary of Archipelago. On March 3, 2006, Archipelago completed the sale of Wave Securities.

Pro Forma Results

The following table provides pro forma results of operations as if (i) the acquisition of PCX by Archipelago, (ii) the disposition of Wave Securities by Archipelago and (iii) the merger between Archipelago and NYSE had been completed at the beginning of each period presented (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
Total revenues	$598,964	$519,188
Net income	59,979	37,270
Basic and diluted earnings per share	$0.38	$0.23

Pro forma results do not include any anticipated cost savings or other effects of the planned integration of NYSE and Archipelago’s businesses.

Note 4 - Segment Information

Subsequent to the merger with Archipelago, NYSE Group operates under three reportable segments: Market, SIAC Services and Regulation. NYSE Group’s segments are managed and operated as three business units and organized based on services provided to customers.

Market represents primarily the fees earned from (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, (ii) providing access to trade execution, (iii) distributing market information to data subscribers, and (iv) issuing trading licenses (previously membership fees).

SIAC Services provides communication and data processing operations and systems development functions to the NYSE and third party customers.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, of the NYSE and NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects regulatory fines that are applied to members and member organizations.

Summarized financial data concerning the NYSE Group’s reportable segments is as follows (in thousands):

Three months ended March 31,	Market	SIAC Services	Regulation	Corporate Items and Eliminations	Consolidated
2006
Revenues	$416,078	$96,741	$76,324	$(134,445)	$454,698
Operating income (loss)	14,216	(12,953)	11,261	-	12,524
2005
Revenues	$304,319	$107,013	$57,222	$(118,084)	$350,470
Operating income (loss)	18,769	(3,400)	18,001	-	33,370

SIAC operates on a cost recovery model driven by its customers’ demands. Under this model, any increase or decrease in SIAC’s expenses typically results in a corresponding change in its revenues. During the three months ended March 31, 2006, SIAC incurred a $13.6 million stock-based compensation charge for certain awards granted to certain of its employees as part of the merger with Archipelago. There was no corresponding increase in revenue, as this expense was not shared with non-NYSE customers.

Note 5 - Goodwill and Other Intangible Assets

The following table presents the details of the intangible assets and goodwill acquired by reportable segment:

	Market		Regulation		SIAC Services
	Estimated Fair Value	Useful Life (in years)	Estimated Fair Value	Useful Life (in years)	Estimated Fair Value	Useful Life (in years)
Asset class:
Intangibles:
National securities exchange registration	$511,000	Indefinite	-	N/A	-	N/A
Customer relationships	36,900	20	-	N/A	-	N/A
Trade names	38,700	20	-	N/A	-	N/A
Total intangibles	$586,600		-		-

Goodwill	$528,155

Amortization expense and accumulated amortization for the intangible assets was approximately $0.3 million and zero for the three months ended March 31, 2006 and 2005, respectively.

The estimated future amortization expense of purchased intangible assets as of March 31, 2006 is as follows (in thousands):

Year ending December 31,
2006 (period from April 1 to December 31, 2006)	$2,835
2007	3,780
2008	3,780
2009	3,780
2010	3,780
Thereafter	57,330
Total	$75,285

Note 6 - Stock Based Compensation

Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment”, requires that compensation costs associated with share-based payment transactions be recognized in financial statements. NYSE Group adopted SFAS 123R during the first quarter of 2006.

Effective March 8, 2006, NYSE Group adopted the NYSE Group, Inc. Stock Incentive Plan (the “Plan”) and converted three Archipelago long-term incentive plans. As part of the merger with Archipelago, 0.2 million shares underlying restricted stock units granted to former Archipelago directors, officers and employees and 2.6 million shares underlying stock options granted to former Archipelago directors, officers and employees were converted to restricted stock and stock options, respectively, of NYSE Group.

On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to NYSE employees and certain SIAC employees under the Plan. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date. Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards.  As of March 31, 2006, the employees of NYSE Group held approximately 2.5 million stock options with a weighted average exercise price of $13.51 (2.0 million of which were exercisable at a weighted average exercise price of $13.60) and 1.4 million restricted stock units. As of March 31, 2006, the total aggregate intrinsic value of stock options outstanding and exercisable was $164.7 million and $133.6 million, respectively.

For the three months ended March 31, 2006, NYSE Group recorded $34.7 million of stock based compensation included in compensation in the condensed consolidated statement of income. As of March 31, 2006, there was approximately $29.8 million of total unrecognized compensation costs related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years.

Note 7 - Retirement Benefits

During 2005, the NYSE and SIAC announced that effective March 31, 2006, the future benefit accrual of all active participants in the pension and SERP plans will be frozen. Effective April 1, 2006, NYSE Group employees will be eligible to receive benefits from a new employer-funded defined contribution Retirement Accumulation Plan.

NYSE and SIAC expect to contribute the necessary amounts to meet the funding requirements under the Internal Revenue Code of 1986, as amended, for 2006.

The following table sets forth the pension and SERP plans’ amounts recognized (in thousands):

Pension Plan Cost

	Three months ended March 31,
	2006		2005
	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$2,828	$2,495	$3,472	$2,897
Interest on benefits earned	5,434	2,966	5,589	3,508
Net amortizations	291	154	280	44
Estimated return on plan assets	(7,771)	(4,249)	(7,412)	(4,237)
Recognized actuarial (gain) or loss	-	-	-	753
Curtailment charge	873	-	-	-
Aggregate pension expense	$1,655	$1,366	$1,929	$2,965

SERP Plan Cost

	Three months ended March 31,
	2006		2005
	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$205	$188	$515	$231
Interest on benefits earned	830	378	933	401
Net amortizations	(23)	27	384	201
Recognized actuarial (gain) or loss	-	-	-	-
Aggregate SERP expense	$1,012	$593	$1,832	$833

In addition to providing pension benefits, NYSE and SIAC maintain defined benefit plans to provide certain health care and life insurance benefits for eligible retired employees. During 2005, the NYSE and SIAC announced that changes would be made to the post retirement plan, including the underlying plan design and contribution strategy. The following are the plans’ amounts recognized during the quarter (in thousands):

Post Retirement Plan Cost

	Three months ended March 31,
	2006		2005
	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$1,188	$541	$1,137	$667
Interest on benefits earned	2,198	881	1,750	888
Net amortizations	213	329	(61)	390
Aggregate Post Retirement expense	$3,599	$1,751	$2,826	$1,945

Note 8 - Related Party Transactions

The Depository Trust Company (“DTC”) and the National Securities Clearing Corporation (“NSCC”) are wholly-owned subsidiaries of The Depository Trust & Clearing Corporation (“DTCC”). DTCC is a holding company that supports DTC, which provides settlement and custody services to banks and broker-dealers, and NSCC which provides trade clearance, netting and settlement services to banks, broker-dealers, mutual funds, insurance companies and other financial institutions.

On March 28, 2006, NYSE Group sold its shares of DTCC common stock, which represented approximately 28% of DTCC’s common stock, for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain that is included in gain on sale of equity investment in the condensed consolidated statements of income. The after-tax impact of this gain was included in the cash dividend paid to each former

NYSE member in connection with the merger of NYSE and Archipelago. As of March 31, 2006, NYSE Group owns 50% of the outstanding preferred stock of DTCC.

For the three months ended March 31, 2006 and 2005, revenue from DTCC included in data processing in the condensed consolidated statements of income was $5.6 million and $8.9 million, respectively.

AMEX is a one-third owner of SIAC. For the three months ended March 31, 2006 and 2005, revenue from AMEX included in data processing in the condensed consolidated statements of income was $16.4 million and $18.0 million, respectively.

Note 9 - Earnings per Share

Historically, the weighted average number of shares was adjusted to reflect the merger with Archipelago giving retroactive effect to the issuance of 84,699 shares of common stock to each former member, corresponding to the maximum number of shares issuable to a member under the stock election provision.

The following is a reconciliation of the basic and diluted earnings per share computations (in thousands except per share data):

	Three months ended March 31,
	2006	2005

Net income for basic and diluted earnings per share	$30,348	$26,019
Shares of common and common stock equivalents:
Weighted average shares used in basic computation	125,958	115,699

Dilutive effect of:
Employee stock options and restricted stock units	1,236	-
Weighted average shares used in diluted computation	127,194	115,699

Basic and diluted earnings per share	$0.24	$0.22

Options were outstanding to purchase 2.5 million shares of common stock and 1.4 million shares of restricted stock units as of March 31, 2006. For the three months ended March 31, 2005, there were no options or restricted stock units outstanding.

Note 10 - Litigation and Other Matters

The following discussion of litigation and other matters is an update of matters discussed in the audited financial statements as of and for the year ended December 31, 2005, included in the NYSE Group Annual Report on Form 10-K filed with the SEC on March 31, 2006. The following should be read in conjunction with these audited financial statements.

In re NYSE Specialists Securities Litigation

On February 17, 2006, the U.S. District Court for the Southern District of New York entered a final judgment in favor of the NYSE. Plaintiffs have filed a Notice of Appeal from that judgment.

Merger Related Litigation

On July 12, 2005, Allison L. Wey filed a complaint in New York Supreme Court against the NYSE and the chief executive officer of the NYSE, John A. Thain, alleging causes of action for fraud, negligent misrepresentation and breach of fiduciary duty, and seeking unspecified compensatory damages. Ms. Wey, a former NYSE member, alleges that in connection with the sale of her NYSE membership on March 21, 2005, she relied to her detriment on statements that Mr. Thain allegedly made to certain NYSE members on February 15, 2005 regarding the NYSE’s intention to “go public”. The NYSE and Mr. Thain believe that the claims are without merit. The NYSE and Mr. Thain filed an answer to the complaint on December 23, 2005; the case presently is in discovery.

On March 2, 2006, Janet Hyman, a former NYSE member, filed a complaint in New York Supreme Court against the NYSE and Mr. Thain. The complaint seeks compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose NYSE’s merger discussions with Archipelago prior to Ms. Hyman’s sale of her NYSE membership on March 1, 2005.

On March 15, 2006, Sylvia Lief, another former NYSE member who is represented by the same law firm as plaintiff Janet Hyman, filed a similar complaint in New York Supreme Court against the NYSE and Mr. Thain that also seeks compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose the NYSE’s merger discussions with Archipelago prior to Ms. Lief’s sale of her NYSE membership on March 2, 2005.

On April 24, 2006, the NYSE and Mr. Thain filed motions to dismiss each of the complaints filed by Ms. Hyman and Ms. Lief, on the ground, among others, that they had no legal duty to make the disclosures alleged by plaintiffs.

Compensation-Related Matters

In January 2006, Kenneth Langone moved for summary judgment on the single cause of action asserted against him by the New York Attorney General; the court stated at a hearing that Mr. Langone’s motion would not be considered until depositions have been completed. On March 15, 2006, the court denied Richard A. Grasso’s motion to dismiss four of the six causes of action alleged by the New York Attorney General; Mr. Grasso has filed an appeal of that decision.

Employment Related Litigation

On April 20, 2006, Graciela Dasilva, Vjoca Selmanovic and Robin Max Morris filed a complaint in the U.S. District Court for the Southern District of New York against NYSE Group, Building Maintenance Service, LLC (“BMS”), a cleaning service contractor, and five unnamed corporations, seeking compensatory and punitive damages for alleged gender discrimination and retaliation in violation of federal and local laws. Plaintiff DaSilva currently is employed as a porter by NYSE Group; Mr. Morris previously was employed by NYSE as a supervisor of porters. Mr. Selmanovic previously was employed as a porter by BMS. NYSE Group is presently evaluating the complaint, including its available defenses.

Listing Claim Letter

On September 7, 2005, the NYSE postponed commencement of trading of the stock of Life Sciences Research (“LSR”) on the NYSE. On or about April 5, 2006, NYSE Group received a letter from counsel for LSR enclosing a draft complaint alleging breach of alleged agreements with LSR, including to list LSR stock, and seeking specific performance, damages, and other relief. The letter expressed LSR’s interest in resolving the matter without litigation. Neither the likelihood of LSR’s actually commencing a lawsuit nor the ultimate outcome of such a suit reasonably can be determined at this time.

NYSE Group is defending a number of other actions and investigations, the ultimate outcome of which cannot reasonably be determined at this time. In the opinion of management and legal counsel, the aggregate of all possible losses from all such other actions and investigations should not have a material adverse effect on the consolidated financial condition or results of operations of NYSE Group.

Note 11 - Comprehensive Income

The following outlines the components of other comprehensive income (in thousands):

	Three months ended March 31,
	2006	2005
Net income	$30,348	$26,019
Unrealized gains (losses) on available-for-sale securities	1,490	(5,690)
Total comprehensive income	$31,838	$20,329

Note 12 - Deferred Revenue

Components of deferred revenue were as follows (in thousands):

	March 31, 2006	December 31, 2005
Listing fees - original	$412,169	$414,887
Listing fees - annual	197,751	-
Registered representative and maintenance fees	17,309	10,180
License fees	10,614	100
Other	7,574	9,343
Total deferred revenue	$645,417	$434,510
Less: current portion	$318,795	$105,313
Long-term portion	$326,622	$329,197

The long-term portion of the deferred revenue balances represented deferred original listing fees, which is a component of the Market segment. The current portion of the deferred revenue balances will be realized within the following reportable segments (in thousands):

	March 31, 2006	December 31, 2005
Market	$294,031	$85,960
Regulation	19,917	13,839
SIAC	4,847	5,514
Total	$318,795	$105,313

Note 13 - Net Capital Requirements

Certain wholly-owned subsidiaries of NYSE Group, Archipelago Securities, LLC (“ARCAS”) and Archipelago Trading Services, Inc. (“ATSI”), are registered broker-dealers and are subject to net capital requirements under SEC Rule 15c3-1. ATSI computes its net capital using the basic method. Under this method, ATSI must maintain minimum net capital (as defined) and the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15 to 1. ARCAS computes its net capital under the alternative method. The method requires that minimum net capital not be less than the greater of $250,000 or 2% of the aggregate debit items arising from customer transactions.

As of March 31, 2006, these subsidiaries were in compliance with their respective net capital requirements and their net capital, net capital in excess of required net capital, and ratio of aggregate indebtedness to net capital were as follows (in thousands, except ratios):

Net capital:
ARCAS	$15,013
ATSI	6,811

Net capital in excess of required net capital:
ARCAS	$14,763
ATSI	6,763

Ratio of aggregate indebtedness to net capital:
ARCAS	N/A
ATSI	0.11 to 1

Advances to affiliates, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and other regulatory bodies.

NYSE Group’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2006, these subsidiaries had met their capital adequacy requirements.

Note 14- Subsequent Event

In May 2006, NYSE Group completed the secondary offering of 28.8 million shares of its common stock at $61.50 per share. These shares of common stock were sold by the selling stockholders, including certain underwriters or their affiliates and certain of NYSE Group’s executive officers. NYSE Group did not receive any of the proceeds from this offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions together with our condensed consolidated financial statements and related notes as well as the forward looking statements included elsewhere in this report.

Overview

The following discussion and analysis of the financial condition and operations of NYSE Group should be read together with the condensed consolidated financial statements and notes included in this Form 10-Q. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

NYSE Group was organized on May 2, 2005. As of December 31, 2005 and up until March 7, 2006, NYSE Group had no assets (other than $200 it received on December 29, 2005 from the sale of one share of its common stock to each of NYSE and Archipelago) and had not conducted any material activities other than those incident to its formation. However, on March 7, 2006, upon the consummation of the merger of the NYSE and Archipelago, NYSE Group became the parent company of the New York Stock Exchange LLC, a New York limited liability company (which is the successor to New York Stock Exchange, Inc.) and Archipelago.

We are a holding company that, through our subsidiaries, operates two securities exchanges: the NYSE and NYSE Arca. We are a leading provider of securities listing, trading and market data products and services. We were formed in connection with the merger of the NYSE and Archipelago, which closed on March 7, 2006.

NYSE/Archipelago Merger

On April 20, 2005, the NYSE entered into a definitive merger agreement with Archipelago, pursuant to which the NYSE and Archipelago agreed to combine their businesses and became wholly owned subsidiaries of NYSE Group, a newly-created, for profit and publicly-traded holding company. The merger closed on March 7, 2006. As of that date, the NYSE and Archipelago became wholly owned subsidiaries of NYSE Group. NYSE Group common stock is listed on the NYSE and is traded under the symbol “NYX”.

In the merger, each NYSE member received in exchange for its NYSE membership $300,000 in cash and 80,177 shares of NYSE Group common stock. In addition, a cash dividend of $70,571 was declared and paid to each holder of record of a NYSE membership as of March 6, 2006. In the merger, the NYSE members had the opportunity to make either a cash election to increase the cash portion (and decrease the stock portion) of their merger consideration, or a stock election to increase the stock portion (and decrease the cash portion) of their merger consideration. These elections were subject to proration. The aggregate number of shares of NYSE Group common stock issued to all of the NYSE members in the merger, together with the aggregate number of shares reserved for issuance to NYSE employees, equaled approximately 70% of the NYSE Group common stock issued and outstanding at the closing of the merger, or approximately 109.5 million shares, on a diluted basis.

In the merger: i) each share of the issued and outstanding shares of Archipelago’s common stock was converted automatically into the right to receive one share of NYSE Group common stock; ii) all outstanding stock options of Archipelago, whether vested or unvested, converted into options to purchase an equivalent number of shares of NYSE Group common stock; and iii) all outstanding restricted stock units of Archipelago converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) received by Archipelago stockholders, equaled approximately 30% of the issued and outstanding shares of NYSE Group common stock at the closing of the merger, or approximately 46.0 million shares.

As a result of the merger, we expect to achieve operational synergies resulting from the consolidation of capabilities and elimination of redundancies, and to achieve greater efficiencies from increased scale, market integration, more automation and for-profit structure. We have identified cost saving opportunities in a number of areas, including hiring freezes and headcount reductions, the elimination of overlaps in technology, marketing, occupancy, and general and administrative costs, and increased efficiencies in our general business processes.

Segment Reporting

Subsequent to the merger with Archipelago, NYSE Group operates under three reportable segments: Market, SIAC Services and Regulation. NYSE Group’s segments are managed and operated as three business units and organized based on services provided to customers.

Market (i) obtains new listings and services existing listings on the NYSE and NYSE Arca, (ii) provides access to trade execution, (iii) distributes market information to data subscribers and (iv) issues trading licenses.

SIAC Services provides communication and data processing operations and systems development functions to NYSE and third party customers.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, of the NYSE and NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their gross FOCUS revenues. In addition, Regulation collects regulatory fines that are applied to member firms.

Operating Data

NYSE Group revenues are affected by many factors, including the number of companies listed on NYSE and NYSE Arca (both new and continuing), corporate actions by these companies (for example stock splits and mergers), trading activity, demand for data processing, and demand for market information. The following table presents selected operating data for the periods presented. A description of the manner in which each of the NYSE and NYSE Arca calculates its trading volumes and other operating measures is set forth below.

	Three Months Ended
	March 31, 2006	December 31, 2005	March 31, 2005

Company listings:
NYSE listed issuers(1)	2,682	2,672	2,630
Number of new issuer listings(2)	29	80	38
NYSE share (%) of domestic qualified new operating company listings proceeds (IPOs)(3)	83.5%	81.3%	95.8%
NYSE share (%) of international qualified new operating company listings proceeds (IPOs)(4)	79.1%	100.0%	100.0%

NYSE Listed Issues (5):
NYSE Group Matched Volume (6)	113,654	110,299	100,990
NYSE Group Handled Volume (7)	115,689	111,969	102,507
Total NYSE Listed Consolidated Volume	150,840	142,319	125,193
NYSE Group Share of Total Consolidated Volume:
Matched Volume (6)	75.3%	77.5%	80.7%
Handled Volume (7)	76.7%	78.7%	81.9%

NYSE Arca and AMEX Listed Issues:
NYSE Group Matched Volume (6)	6,015	6,077	3,684
NYSE Group Handled Volume (7)	6,917	7,023	4,238
Total NYSE Arca and AMEX Listed Consolidated Volume	20,853	20,257	15,393
NYSE Group Share of Total Consolidated Volume:
Matched Volume (6)	28.8%	30.0%	23.9%
Handled Volume (7)	33.2%	34.7%	27.5%

Nasdaq Listed Issues:
NYSE Group Matched Volume (6)	24,236	19,593	22,723
NYSE Group Handled Volume (7)	30,072	24,488	28,650
Total Nasdaq Listed Consolidated Volume	130,693	110,568	121,508
NYSE Group Share of Total Consolidated Volume:
Matched Volume (6)	18.5%	17.7%	18.7%
Handled Volume (7)	23.0%	22.1%	23.6%

Exchange-Traded Funds (5),(8):
NYSE Group Matched Volume (6)	8,553	7,486	4,828
NYSE Group Handled Volume (7)	9,570	8,405	5,390
Total ETF Consolidated Volume	22,370	20,751	16,406
NYSE Group Share of Total Consolidated Volume:
Matched Volume (6)	38.2%	36.1%	29.4%
Handled Volume (7)	42.8%	40.5%	32.9%

Equity Options (9):
NYSE Group Options Contracts	48.4	46.4	36.6
Total Consolidated Options Contracts	446.5	402.4	318.6
NYSE Group Share of Total	10.9%	11.5%	11.5%

Three Months Ended
March 31, 2006	December 31, 2005	March 31, 2005

Market Information (10):
Tape A share of trades (%)	87.04%	91.18%	91.72%
Tape B share of trades (%)	41.87%	45.71%	47.09%
Tape C share of trades and shares (%)	21.91%	20.79%	21.04%
Professional subscribers (Tape A)	415,612	413,458	411,086

Regulatory Fees:
Gross FOCUS revenues ($ billions) (11)	61.1	53.3	37.8

Data Processing Fees:
% SIAC revenues from customers other than NYSE	40.6%	42.2%	42.0%

(1)	Number of listed operating companies, closed-end funds and ETFs as of period end.

(2)	Includes initial public offerings and transfers of common stocks from other markets

(3)
Proceeds raised by NYSE-listed domestic IPOs/Total proceeds raised by qualified domestic IPOs. Qualified domestic IPOs represent initial public offerings of U.S. issuers that meet the NYSE's initial listing criteria.

(4)
Proceeds raised by NYSE-listed international IPOs/Total proceeds raised by qualified international IPOs. Qualified international IPOs represent the initial capital-raising event in the United States involving a listing by non-U.S. issuers that meet the NYSE's initial listing criteria.

(5)	Includes NYSE Crossing Sessions 1, 2, 3 and 4.

(6)	Represents the total number of shares of equity securities and ETFs executed on NYSE Group's exchanges.

(7)
Represents the total number of shares of equity securities and ETFs internally matched on the NYSE Group's exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

(8)	Data included in previously identified categories.

(9)	Includes trading in U.S. equity options contracts, not equity-index options.

(10)
Represents the NYSE Group share of qualifying trades for Tapes A and B reported by NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tapes A and B reported to the consolidated tape by all other participating market centers. NYSE Group share of Tape C represents the average of: (i) the share of qualifying trades for Tape C reported by NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tape C reported to the consolidated tape by all other participating market centers; and (ii) the share of qualifying share volume for Tape C reported by NYSE Group to the consolidated tape, as compared to the total qualifying share volume for Tape C reported by all other participating market centers. The consolidated tape refers to the collection of market data that multiple markets make available on a consolidated basis.

(11)
Gross FOCUS revenues represent revenues generated by member broker-dealers as reported on their "FOCUS" report (as required by the SEC). A member broker-dealer's regulatory fee is based on the revenues reported. The NYSE records revenue on a six-month lag; the data is provided on this basis.

Sources of Revenues

Activity Assessment

NYSE Group pays SEC fees pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from organizations executing trades on the NYSE and NYSE Arca, and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Group's net income.

Transaction

On the NYSE, trading fees are paid by member organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on the NYSE, and the fee amounts vary, based on the size and type of trade that is consummated. There is no fee for small electronic trades. All members and member organizations pay trading fees except "$2 brokers" (who, by definition, effect transactions only for other member organizations) and specialists. There are two caps that apply to the trading fees (other than fees for trading ETFs), and member organizations pay the lesser of these two fee caps on a monthly basis. The first cap is a maximum fixed dollar amount of $600,000 per month. The second is a variable cap that is equal to 2% of the net commissions that a member organization earns on the trades it executes on the trading floor. Although member organizations voted to eliminate the 2% cap in April 2005, that change has not yet been implemented. As a result of these caps, fluctuations in trading volumes, regardless of direction or magnitude, do not have a significant impact on our trading fees.

On NYSE Arca, trading fees are charged to customers for trade execution of equity securities and equity options. NYSE Arca earns transaction fees for (i) customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out, and (ii) customer orders of equity options traded or cleared through NYSE Arca.

For equity securities, NYSE Arca charges a per share fee (denominated in tenths of a cent per share) to each customer that executes against a buy order or sell order posted internally. NYSE Arca refers to these customers when they purchase or sell securities as "liquidity takers," as they remove liquidity from NYSE Arca. A liquidity taker may be either a purchaser or a seller, and is distinguished from a "liquidity provider" generally by the type of buy order or sell order it posts on NYSE Arca. NYSE Arca also charges a per share fee (denominated in tenths of a cent per share) to customers whose orders of equity securities are routed out to an external market center displaying the best buy order or sell order in the market for a particular security.

The pricing structures of the NYSE and NYSE Arca are currently undergoing a fundamental examination as part of a broad strategic review of the NYSE Group's opportunities for revenue growth and efficiency improvement and to better capture value for the services rendered by aligning more closely transaction revenue with executed volume, product expansion and new product development. NYSE Group is currently exploring opportunities to develop new transaction pricing structures. NYSE Group intends to introduce a new NYSE transaction fee structure in 2006, although it is not possible at this time to predict the timing, scope, or potential impact of any such transaction fee changes, because these transaction fee changes are still being reviewed internally, and any proposed amendments have not yet been filed with the SEC for approval. Transaction fees that NYSE Group earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS.

Listing

Companies pay listing fees when they initially list on the NYSE or NYSE Arca and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, such as stock splits, rights issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. These fees are recognized on a pro-rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Data Processing

Data processing fees are charged by SIAC to customers other than NYSE Group (fees charged to NYSE Group are eliminated in consolidation) for communication services, data processing operations and systems development functions. SIAC operates on a cost recovery model driven by its customers' demands. Under this model, any increase or decrease in SIAC's operating expenses results in a corresponding change in its revenues. In addition, SIAC earns revenues through its subsidiary, Sector, which offers an array of communications and data processing services, primarily to the broker-dealer community.

Market Data

NYSE Group collects market information fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of joint processing and administration costs) are distributed to participating markets on the basis of their respective number of trades. Last sale prices and quotes in NYSE-listed securities are disseminated through "Tape A," which constitutes the majority of the NYSE's revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from "Tape B” and “Tape C," which represents data related to trading of certain securities that are listed on Nasdaq, AMEX, and other regional exchanges, including ETFs. These revenues are influenced by demand for the data by professional and non-professional subscribers, as well as the NYSE Group's share of trades. In addition, NYSE Group receives fees for television broadcasts, vendor access and other usage fees related to per quote or per trade data. NYSE Group proprietary products make available market data covering activity that takes place solely on the NYSE and NYSE Arca's markets, independent of activity on other markets.

Regulatory

Regulatory fees are principally comprised of member regulation fees and market surveillance fees collected by NYSE Group. Member regulation fees are based on member organizations' gross FOCUS revenues, that is, revenues generated by member broker-dealers and reported on a six-month lag basis—as well as on the number of branch offices of member broker-dealers, and the number of registered representatives. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor. Other regulatory fees include revenue from applications, registration of branch offices and specialists, as well as fees for certain licensing examinations necessary to operate in the securities industry.

Licensing, facility and other

On January 4, 2006, the NYSE completed a modified Dutch auction, as a result of which 1,274 trading licenses were sold at an annualized price of $49,290 per license, subject to SEC approval of applicable NYSE rules, which approval was obtained on February 27, 2006. The NYSE has made available a maximum of 1,366 trading licenses, and any unsold trading licenses can be purchased at a 10% premium to the established auction price, on a pro rata basis, during the course of 2006. Currently, we anticipate approximately $51 million in revenue from trading licenses for the period from March 8 to December 31, 2006. We will recognize this revenue on a straight-line basis over this period. There could be significant uncertainty regarding the number and price of trading licenses that will be sold in a given year, which could result in fluctuation in the amount of trading license fees we receive each year.

Facility and other fees primarily comprise fees received for services provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor. These services include booth and post space, communication, trading analysis and technology.

Components of Expenses

Section 31 Fees

See "—Activity Assessment Fees" above.

Compensation

NYSE Group’s compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, postretirement medical, and supplemental executive retirement plan ("SERP") charges. Part-time help, primarily relates to security personnel at the NYSE, is also recorded in this category.

Liquidity Payments

To enhance the liquidity of its system, NYSE Arca pays a small fee per share (denominated in tenths of a cent per share) to participants, referred to as "liquidity providers," that post buy orders and sell orders on NYSE Arca, when the quote is executed against, or "hit," by liquidity takers purchasing or selling securities internally on NYSE Arca.

Routing and Clearing Fees

NYSE Arca incurs routing charges when NYSE Arca does not have the best buy or sell order in the market for a security that a customer is trying to buy or sell on NYSE Arca. In that case, NYSE Arca routes the customer's order to the external market center that displays the best buy order or sell order. The external market center charges NYSE Arca a fee per share (denominated in tenths of a cent per share) for routing to its system.

In addition, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, service fees paid per trade to exchanges for trade execution, and costs incurred due to erroneous trade execution.

Systems and Communications

NYSE Group’s systems and communications expense includes (i) certain costs for development and maintenance of trading, regulatory and administrative systems, (ii) investments in system capacity, reliability and security, and (iii) network connection with its customers and its data centers, as well as connectivity to various other market centers.

Professional Services

NYSE Group’s professional services expense includes consulting charges related to various technological and operational initiatives, as well as legal and audit fees. Our historical spending related to professional services consists principally of legal and consulting expenses. While we are focused on reducing costs, including professional services costs, we cannot assure you that our professional services expenses will decline in the future. Under certain circumstances, particularly as we pursue our business strategy, we may be required to incur significant professional services costs, such as legal expenses.

Depreciation and Amortization

This item includes costs from depreciating fixed assets and amortizing intangible assets over their estimated useful lives. It also included depreciation of computer hardware and capitalized software.

Occupancy

Occupancy includes costs related to the NYSE Group’s leased premises, as well as real estate taxes and maintenance of owned premises.

Marketing and Other

Marketing and other expenses includes advertising, printing and promotion expenses, insurance premiums, travel and entertainment expenses as well as other administrative expenses.

Regulatory Fine Income

Regulatory fine income is generated from fines levied by NYSE Regulation, which regulates and monitors the activities on our securities exchanges and enforces issuer and member organization compliance with applicable law and the rules of the exchanges. We expect that NYSE Regulation will continue to levy fines for regulatory purposes as appropriate. The frequency in which fines may be levied and their amount will vary based upon the actions of participants on the NYSE and NYSE Arca. Regulatory fines are used for regulatory purposes.

Results of Operations

The merger has been treated as a purchase business combination for accounting purposes, with the NYSE designated as the business and accounting acquirer. As a result, the historical results of the NYSE are the historical results of NYSE Group. The results of operations of NYSE Arca have been included in the results of operations of NYSE Group since March 8, 2006.

Three Months Ended March 31, 2006 Versus Three Months Ended March 31, 2005

The following table sets forth NYSE Group's consolidated statements of income for the three months ended March 31, 2006 and March 31, 2005, as well as the percentage increase or decrease for each consolidated statement of income item for the three months ended March 31, 2006, as compared to such item for the three months ended March 31, 2005:

	Three months ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)

Revenues
Activity assessment	$139.2	$ 92.9	49.8%
Transaction	76.2	38.0	100.6%
Listing	88.5	86.0	2.9%
Market data	48.2	44.2	9.2%
Data processing	39.3	44.9	(12.4)%
Regulatory	40.4	29.8	35.6%
Licensing, facility and other	22.9	14.7	55.4%
Total revenues	454.7	350.5	29.7%
Section 31 fees	(139.2)	(92.9)	49.8%
Compensation	(167.3)	(127.8)	30.9%
Liquidity payments	(19.0)	-	100.0%
Routing and clearing fees	(6.2)	-	100.0%
Systems and communications	(29.9)	(31.7)	(5.8)%
Professional services	(31.4)	(28.1)	12.1%
Depreciation and amortization	(28.2)	(26.2)	7.6%
Occupancy	(18.8)	(17.0)	10.5%
Marketing and other	(19.1)	(14.1)	35.7%
Regulatory fine income	16.9	20.6	(18.1)

Operating income	12.5	33.3	(62.5)%
Investment and other, net	17.2	10.6	62.3%
Gain on sale of equity investment	20.9	-	100.0%
Income before taxes and minority interest	50.6	43.9	15.1%
Provision for income taxes	(19.7)	(18.8)	4.9%
Minority interest in income of consolidated subsidiary	(0.6)	0.9	(162.9)%
Net income	$30.3	$26.0	16.6%

Consolidated Results

For the three months ended March 31, 2006, the results of operations of NYSE Group included the results of the NYSE and SIAC for the full quarter and the results of operations of NYSE Arca since the March 7, 2006 merger with Archipelago. For the same period a year ago, the results of operations of NYSE Group only included the results of the NYSE and SIAC.

For the three months ended March 31, 2006, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $315.5 million, $12.5 million and $30.3 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $257.6 million, $33.3 million and $26.0 million, respectively, for the three months ended March 31, 2005.

The $57.9 million increase in revenues (excluding activity assessment fees), $20.8 million decrease in operating income and $4.3 million increase in net income for the period reflect the following principal factors:

Increased revenues - NYSE Arca’s results of operations were consolidated for the period from March 8 to March 31, 2006 and contributed revenues of $58.5 million, which was the primary driver of the period-over-period increase.

Lower operating income - The period over period decrease in operating income of $20.8 million was the result of (i) $37.3 million of compensation expense recorded at the time of the merger following the immediate vesting of approximately 600,000 restricted stock units granted to NYSE employees, and the immediate vesting of other compensation arrangements with NYSE Regulation employees, partially offset by (ii) NYSE Arca’s contribution to operating income of $9.8 million for the three months ended March 31, 2006.

Improved net income - Period over period, net income increased $4.3 million, despite the $20.8 million decrease in operating income, primarily as a result of the $20.9 million gain recognized on the sale of shares of DTCC common stock to certain DTCC participants in March 2006, and the $5.8 million contribution of NYSE Arca for the three months ended March 31, 2006.

Segment Results

Subsequent to the merger with Archipelago, NYSE Group operates under three reportable segments: Market, SIAC Services and Regulation. NYSE Group’s segments are managed and operated as three business units and organized based on services provided to customers.

Market (i) obtains new listings and retains existing listings on the NYSE and NYSE Arca, (ii) provides access to trade execution, (iii) distributes market information to data subscribers and (iv) issues trading licenses.

SIAC Services provides communication and data processing operations and systems development functions to the NYSE and third party customers.

Regulation provides regulatory services performed by NYSE Regulation, of the NYSE and NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their gross FOCUS revenues. In addition Regulation collects regulatory fines that are levied on member firms.

Market Segment Results - Revenues
	Three months ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)

Activity assessment	$139.2	$92.9	49.8%
Transaction	76.2	38.0	100.6%
Listing	88.5	86.0	2.9%
Market data	48.2	44.2	9.2%
Market services provided to Regulation	41.1	28.5	44.1%
Licensing, facility and other	22.9	14.7	55.4%
Total revenues	$416.1	$304.3	36.7%

Transaction - For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, transaction fees increased by $38.2 million, or 100.6%, primarily as a result of NYSE Arca’s contribution since the completion of the merger on March 7, 2006.

Listing - The following table sets forth the revenues from listing fees calculated in accordance with U.S. generally accepted accounting principles (“as reported”) and as would be reported on a basis without giving effect to U.S. generally accepted accounting principles (“billed basis”). NYSE Group believes that the presentation of billed basis revenues, as they relate to original fees, is a good indicator of current listing fee activity as billed basis information excludes the effects of recognizing revenues related to original fees over periods ranging from 5 to 10 years.

	Three months ended March 31,
	2006		2005		Percent Increase (Decrease)
Dollars (in Millions)	As reported	As billed	As reported	As billed	As reported	As billed

Annual fees	$65.8	$65.8	$63.6	$63.6	3.4%	3.4%
Original fees	22.7	18.9	22.4	21.5	1.3%	(12.0)%
	$88.5	$84.7	$86.0	$85.1	2.9%	(0.4)%

For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, listing fee revenue increased $2.5 million, or 2.9%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original listing fees. Original listing fees are deferred and recognized over the estimated service periods ranging from 5 to 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $65.8 million on both an as reported and billed basis for the three months ended March 31, 2006, compared with $63.6 million on both an as reported and billed basis for the three months ended March 31, 2005, an increase of 3.4%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 387 billion to 408 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

Original listing fees amounted to $22.7 million on an as reported basis. On a billed basis, original listing fees totaled $18.9 million for the three months ended March 31, 2006 compared with $21.5 million, a 12.0% decrease, for the same period a year ago. The decrease was due to reduced new issue listings, from 38 to 29, and the effects of a new pricing structure implemented in November 2005.

Market Data - For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, market data fees increased $4.0 million, or 9.2%, primarily from the contribution of NYSE Arca since the completion of the merger on March 7, 2006.

Market services provided to Regulation - For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, regulatory fees increased $12.6 million, or 44.1%. These services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions, are provided by Market to support the operations of Regulation. The increase was primarily driven by the additional investment in technology supporting Regulation.

Licensing, facility and other - For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, licensing and facility fees increased $8.2 million, or 55.4%. License trading fees represented $4.5 million of the increase. Also driving the increase was the new pricing for certain facility charges implemented in January 2006. NYSE Group did not generate licensing fees in the same period a year ago.

SIAC Services Segment Results - Revenue

	Three months ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)

Data processing - non- NYSE	$39.3	$44.9	(12.4)%
Data processing - NYSE	57.4	62.1	(7.6)%
Total revenues	$96.7	$107.0	(9.6)%

Data Processing Fees—Non-NYSE. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, data processing fees decreased $5.6 million, or 12.4%, to

$39.3 million. The decline is due to reduced level of services provided to SIAC’s major customers and lower revenues from the communication services of Sector.

Data Processing Fees—NYSE. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, data processing fees decreased $4.7 million, or 7.6%, to $57.4 million. These fees decreased due to cost reduction initiatives.

Regulation Segment Results - Revenues

	Three months ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)

Regulatory	$40.4	$29.8	35.6%
Regulatory services provided to Market	35.9	27.4	30.9%
Total revenues	$76.3	$57.2	33.4%

Regulatory Fees - For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, regulatory fees increased $10.6 million, or 35.6%, to $40.4 million. For the three months ended March 31, 2006, NYSE Arca contributed regulatory fees of $0.8 million. The remaining $9.8 million increase was due to higher reported Gross FOCUS revenues ($61.1 billion compared to $37.8 billion period over period).

Regulatory services provided to Market - For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, regulatory services - Market increased $8.5 million or 30.9%.  The increase reflects the additional headcount within Regulation and technology to support the regulation function.

Market Segment Results - Expenses

	Three months ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)

Section 31 fees	$139.2	$92.9	49.8%
Compensation	73.1	45.7	60.0%
Liquidity payments	19.0	-	100.0%
Routing and clearing fees	6.2	-	100.0%
Regulatory services provided to Market	35.9	27.4	30.9%
Systems and communications	10.1	9.3	8.5%
SIAC support (1)	53.8	59.7	(9.9)%
Professional services	21.8	17.4	25.4%
Depreciation and amortization	18.8	15.0	26.1%
Occupancy	8.0	7.0	14.1%
Marketing and other	15.9	11.1	42.7%
Total expenses	$401.8	$285.5	40.7%

(1)
Market’s SIAC Support expense will not equal SIAC Services’ revenues from Data Processing Fees - NYSE as certain fees billed to the NYSE by SIAC relate to software developed for the NYSE’s internal use, and as a result a portion of these fees incurred during the application development stage has been capitalized.

Market Compensation
	Three Months Ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$35.6	$30.4	17.1%
Stock-based compensation	21.1	-	100.0%
Benefits and other	16.4	15.3	7.2%
	$73.1	$45.7	60.0%

For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, compensation was up $27.4 million, or 60.0%. The employees of NYSE Arca accounted for $4.3 million of this increase following the completion of the merger on March 7, 2006. Excluding the impact of NYSE Arca’s consolidation during the three months ended March 31, 2006, compensation increased by $23.1 million. This increase was primarily due to the $21.0 million charge recorded at the time of the merger following the immediate vesting of certain restricted stock units granted to NYSE Market employees. NYSE Group did not record any stock-based compensation in the same period a year ago.

Liquidity payments. For the three months ended March 31, 2006, NYSE Arca incurred liquidity payments of $19.0 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Routing and clearing fees. For the three months ended March 31, 2006, NYSE Arca incurred routing and clearing fees of $6.2 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Regulatory services provided to Market. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, Regulation support costs increased $8.5 million or 30.9%. The increase reflects the additional headcount within Regulation and technology to support the regulation function.

Systems and SIAC Support. For the three months ended March 31, 2006, compared to three months ended March 31, 2005, systems related costs increased $0.8 million, or 8.5%. For the three months ended March 31, 2006, the newly acquired operations of NYSE Arca accounted for $1.7 million of the $10.1 million of systems and communications. Other systems and communications expenses decreased $0.9 million as a result of cost reduction initiatives. SIAC support costs decreased by 9.9% to $53.8 million due to structural cost effectiveness efforts, which resulted in lower data processing operations and systems development costs, lower headcount and increased utilization rates.

Professional Services. For the three months ended March 31, 2006, compared to the year ended March 31, 2005, professional services increased $4.4 million or 25.4%. This was primarily due to increased consulting fees related to our continued integration efforts as part of the merger with Archipelago.

Depreciation and Amortization. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, depreciation and amortization increased $3.8 million, or 26.1%. The operations of NYSE Arca represented $2.4 million of the increase following the March 7, 2006 completion of our merger. The remaining $1.4 million increase was chiefly associated with increased capital expenditures throughout 2005 on technology and infrastructure.

Occupancy. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, occupancy increased $1.0 million or 14.1%, which was primarily the result of the consolidation of NYSE Arca’s operations following the completion of the March 7, 2006 merger.

Marketing and other. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, marketing and other expenses increased $4.8 million, or 42.7%, primarily as a result of increased advertising and promotion activity as part of the merger.

SIAC Services Segment Results - Expenses

	Three months ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Expenses:
Compensation	$61.7	$57.3	7.6%
Systems and communications	19.5	22.2	(12.2)%
Professional services	10.0	11.2	(10.7)%
Depreciation and amortization	8.3	10.0	(17.5)%
Occupancy	8.3	7.6	9.9%
Marketing and other	1.9	2.1	(6.7)%
Total expenses	$109.7	$110.4	(0.7)%

SIAC Services Compensation

	Three months ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$36.6	$42.1	(13.0)%
Stock-based compensation	13.6	-	100.0%
Benefits and other	11.5	15.2	(24.3)%
	$61.7	$57.3	7.6%

Compensation. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, compensation increased $4.4 million, or 7.6%. This increase was primarily due to a $13.6 million charge recorded in connection with the immediate vesting of certain restricted stock units granted to SIAC employees at the time of the merger, which was partially offset by a $9.2 million, or 16.1%, decrease of salaries, bonuses and benefits in connection with cost reduction initiatives and the resulting decrease in average headcount.

Systems and communications. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, systems and communication expenses decreased $2.7 million, or 12.2%, to $19.5 million, primarily as a result of cost containment initiatives.

Professional Services. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, professional services decreased $1.2 million, or 10.7%, to $10.0 million. Lower average contract staff and decreased temporary support for trading operations contributed to the reduction.

Depreciation and Amortization. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, depreciation and amortization expense decreased $1.7 million, or 17.5% period over period, to $8.3 million.

Occupancy. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, occupancy costs increased by $0.7 million, or 9.9%, to $8.3 million due to increased operating expenses.

Marketing and other. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, marketing and other expenses remained relatively flat period over period.

Regulation Segment Results - Expenses

	Three months ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)

Compensation	$34.8	$26.1	32.9%
Market services provided to Regulation	41.1	28.5	44.1%
Systems and communications	0.3	0.2	51.2%
Professional services	0.9	0.5	100.6%
Depreciation and amortization	1.1	1.3	(11.0)%
Occupancy	2.5	2.4	1.8%
Marketing and other	1.3	0.9	45.9%
Total expenses	$82.0	$59.9	36.9%

Regulation Compensation

	Three months ended March 31,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$22.6	$19.2	17.2%
Deferred compensation award	4.9	-	100.0%
Benefits and other	7.3	6.9	5.8%
	$34.8	$26.1	32.9%

Compensation. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, compensation increased $8.7 million, or 32.9%, to $34.8 million. This increase was primarily due to the $4.9 million charge recorded in relation to the immediate vesting and recognition of certain cash awards granted to NYSE Regulation employees at the time of the merger coupled with an increase in the average Regulation headcount.

Market services provided to Regulation. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, market support costs increased $12.6 million, or 44.1%. These services are provided by Market to support the operations of Regulation. The increase was primarily driven by the additional investment in technology supporting Regulation.

Regulation’s other operating expenses, including systems and communications, professional services, depreciation and amortization as well as marketing and general and administrative expenses, were relatively stable period over period.

Regulatory Fine Income

For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, fine income decreased $3.7 million, or 18.1%. Regulatory fines results from actions taken by Regulation in its oversight of Market constituents and accordingly may vary period over period.

Investment and Other Income, Net

The components of investment and other income, net, were as follows:

	Three months ended March 31,
Dollars (in Millions)	2006	2005
Investment income, net	$9.9	$6.7
Insurance claims	4.3	3.1
Other	3.0	0.8
Total	$17.2	$10.6

The increase in investment income, net, is primarily attributable to the increased interest rates on our cash balances and investment portfolio.

Gain on Sale of Equity Investment

On March 28, 2006, NYSE Group sold its shares of DTCC common stock for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain that is included in gain on sale of equity investment in the condensed consolidated statement of income for the three months ended March 31, 2006. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of NYSE and Archipelago.

Income Taxes

The consolidated effective tax rate for the three months ended March 31, 2006 and March 31, 2005 was 39.0% and 42.8%, respectively. The decrease was primarily associated with the $20.9 million gain on sale of an equity investment during 2006, which was taxed at approximately 35%.

Liquidity and Capital Resources

Historically, NYSE Group’s primary source of liquidity has been cash generated by the NYSE’s operations and its liquidity requirements have been for working capital, capital expenditures and general corporate use.

NYSE Group’s working capital was $488.6 million at March 31, 2006 and capital expenditures equaled $13.6 million for the three months ended March 31, 2006. Capital expenditures related primarily to the development and maintenance of corporate and regulatory systems and to trading technology, including expenditures relating to the development and implementation of NYSE Hybrid Market and compliance with Regulation NMS.

Cash and cash equivalents are generated primarily from listing services, sales of market information, collection of activity assessment fees (which are fully remitted to the SEC), data processing services provided by SIAC, collections of regulatory fees (which are based on FOCUS filing amounts), fees generated for trading (which are generally based on volume and commissions subject to certain caps), and investment income.

At March 31, 2006, NYSE Group had $206.6 million of cash and cash equivalents, an increase of $163.1 million from its cash and cash equivalents at December 31, 2005. Current assets readily convertible into cash include accounts receivable, securities purchased under agreements to resell and marketable securities. These assets totaled $983.0 million at March 31, 2006 and, when combined with cash and cash equivalents, represented 88.6% of NYSE Group’s current assets.

Under the terms of the operating agreement of the New York Stock Exchange, LLC, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of March 31, 2006, NYSE Group did not have any significant restricted cash balance.

With respect to investment activities, the boards of directors of the NYSE and SIAC have separately approved investment policies for externally managed portfolios. The goals of these policies are to preserve principal, maintain adequate liquidity at all times to fund budgeted operating and capital requirements, and to maximize returns relative to investing guidelines and market conditions. The NYSE's current policies prevent it from investing directly in any equity type investment, however, this policy can be modified at the discretion of the chief executive officer and chief financial officer of NYSE Group, based on the delegation of authority by the board of directors. SIAC's policies permit investing in equity funds. Participants in supplemental executive savings and other deferred compensation plans are permitted to invest in equity funds. Under the NYSE's policies, it may invest only in securities that are rated AA or better by two nationally recognized rating organizations and that are in U.S. dollar denominations. A portion of SIAC's portfolio is used to fund its non-qualified benefit obligations. The average duration of the portfolios for both the NYSE and SIAC must not exceed two years. Both the NYSE and SIAC periodically review their respective policies and investment managers.

As of March 31, 2006, NYSE Group had no outstanding short-term or long-term debt.

NYSE Group believes that cash flows from operating activities and financing capabilities along with future cash flows from operations are sufficient to meet the needs of its current operations. If existing cash balances are insufficient, NYSE Group intends to seek additional financing. NYSE Group may not be able to obtain additional financing on acceptable terms or at all.

Net cash used in operating activities equaled $7.0 million for the three months ended March 31, 2006, consisting of net income of $30.3 million and the effects of non-cash items, such as depreciation, which does not adversely affect cash flows. Also, during the first quarter of 2006, NYSE Group remitted $232.1 million to the SEC for Section 31 fees.

Net cash provided by investing activities equaled $677.7 million for the three months ended March 31, 2006. NYSE Group acquired $218.2 million of cash in connection with the merger. Net sales in investment securities of $449.6 million were liquidated to fund the $409.8 million distribution to NYSE former members.

As part of the merger, NYSE Group’s financing activities included a total cash distribution of $506.2 million (consisting of a $409.8 million cash distribution and a $96.4 million dividend) to the NYSE’s former members during the three months ended March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative disclosures about market risk from those reported by the NYSE and Archipelago in NYSE Group’s annual report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of the disclosure controls and procedures of NYSE Group and its subsidiaries. Based upon that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the three months ended March 31, 2006, there were no material developments with regard to our previously reported matters and no other matters were reportable during the period with the exception of the following matters:

In re NYSE Specialists Securities Litigation

On February 17, 2006, the U.S. District Court for the Southern District of New York entered a final judgment in favor of the NYSE. Plaintiffs have appealed that judgment.

Merger Related Litigation

On July 12, 2005, Allison L. Wey filed a complaint in New York Supreme Court against the NYSE and the chief executive officer of the NYSE, John A. Thain, alleging causes of action for fraud, negligent misrepresentation and breach of fiduciary duty, and seeking unspecified compensatory damages. Ms. Wey, a former NYSE member, alleges that in connection with the sale of her NYSE membership on March 21, 2005, she relied to her detriment on statements that Mr. Thain allegedly made to certain NYSE members on February 15, 2005 regarding the NYSE’s intention to “go public”. The NYSE and Mr. Thain believe that the claims are without merit. The NYSE and Mr. Thain filed an answer to the complaint on December 23, 2005; the case presently is in discovery.

On March 2, 2006, Janet Hyman, a former NYSE member, filed a complaint in New York Supreme Court against the NYSE and Mr. Thain. The complaint seeks compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose NYSE’s merger discussions with Archipelago prior to Ms. Hyman’s sale of her NYSE membership on March 1, 2005.

On March 15, 2006, Sylvia Lief, another former NYSE member who is represented by the same law firm as plaintiff Janet Hyman, filed a similar complaint in New York Supreme Court against the

NYSE and Mr. Thain that also seeks compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose NYSE’s merger discussions with Archipelago prior to Ms. Lief’s sale of her NYSE membership on March 2, 2005.

On April 24, 2006, the NYSE and Mr. Thain filed motions to dismiss each of the complaints filed by Ms. Hyman and Ms. Lief, on the ground, among others, that they had no legal duty to make the disclosures alleged by plaintiffs.

Compensation-Related Matters

In January 2006, Kenneth Langone moved for summary judgment on the single cause of action asserted against him by the New York Attorney General; the court stated at a hearing that Mr. Langone’s motion would not be considered until depositions have been completed. On March 15, 2006, the court denied Richard A. Grasso’s motion to dismiss four of the six causes of action alleged by the New York Attorney General; Mr. Grasso has filed an appeal of that decision.

Employment Related Litigation

On April 20, 2006, Graciela Dasilva, Vjoca Selmanovic and Robin Max Morris filed a complaint in the U.S. District Court for the Southern District of New York against NYSE Group, BMS and five unnamed corporations, seeking compensatory and punitive damages for alleged gender discrimination and retaliation in violation of federal and local laws. Plaintiff DaSilva currently is employed as a porter by NYSE Group; Mr. Morris previously was employed by NYSE as a supervisor of porters. Mr. Selmanovic previously was employed as a porter by BMS. NYSE Group is evaluating the complaint, including its available defenses.

Listing Claim Letter

On September 7, 2005, the NYSE postponed commencement of trading of the stock of LSR on the NYSE. On or about April 5, 2006, NYSE Group received a letter from counsel for LSR enclosing a draft complaint alleging breach of alleged agreements with LSR, including to list LSR stock, and seeking specific performance, damages, and other relief. The letter expressed LSR’s interest in resolving the matter without litigation. Neither the likelihood of LSR’s actually commencing a lawsuit nor the ultimate outcome of such a suit reasonably can be determined at this time.

NYSE Group is defending a number of other actions and investigations, the ultimate outcome of which cannot reasonably be determined at this time. In the opinion of management and legal counsel, the aggregate of all possible losses from all such other actions and investigations should not have a material adverse effect on the consolidated financial condition or results of operations of NYSE Group.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 20, 2005, as amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc.[1]

2.2
Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc.[1]

2.3
Amendment No. 2, dated as of November 2, 2005, to the Amended and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc.[1]

3.1	Amended and Restated Certificate of Incorporation of NYSE Group, Inc. [2]

3.2	Amended and Restated Bylaws of NYSE Group, Inc.[3]

10.1	NYSE Group, Inc. 2006 Stock Incentive Plan[4]

10.2	NYSE Group, Inc. 2006 Annual Performance Bonus Plan[5]

10.3	Amendment No. 4 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan[6]

10.4	New York Stock Exchange. Inc. Severance Pay Plan[7]

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350

1 Incorporated by reference to Annex A to the registrant’s registration statement of Form S-4 (File No. 333-126780) filed on July 21, 2005.
2 Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 8-A (File No. 1-32829) filed on March 7, 2006.
3 Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 8-A (File No. 1-32829) filed on March 7, 2006.
4 Incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-132284) filed on March 8, 2006.
5 Incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-1 (File No. 333-132390) filed on March 13, 2006.
6 Incorporated by reference to Exhibit 10.32 to the registrant’s annual report on Form 10-K (File No. 1-32829) filed on March 31, 2006.
7 Incorporated by reference to Exhibit 10.43 to the registrant’s annual report on Form 10-K (File No. 1-32829) filed on March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Group has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 15, 2006	NYSE Group, Inc.

By: /s/ Nelson Chai
Nelson Chai
Chief Financial Officer