Form 10-Q
period 2006-06-30
NYSE Group, Inc.
filed 2006-08-11
CIK 1326579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ࿠

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ࿠   Accelerated Filer ࿠   Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ࿠   No ☒

As of August 1, 2006, the registrant had approximately 156.1 million shares of common stock, $0.01 par value per share, outstanding.

INDEX

Page
PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

CERTAIN TERMS

Throughout this report, unless otherwise specified or if the context otherwise requires:

•	“NYSE Group,” “we,” “us” and “our” refer to NYSE Group, Inc., a Delaware corporation, and its subsidiaries, which, following the merger, include the NYSE and Archipelago;

•
“NYSE” refers to (i) prior to the completion of the merger, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and (ii) after the completion of the merger, New York Stock Exchange LLC, a New York limited liability company, and its subsidiaries, NYSE Market, Inc., a Delaware corporation (“NYSE Market”), and NYSE Regulation, Inc., a New York not-for-profit corporation (“NYSE Regulation”);

•
“Archipelago” refers to, prior to and following the completion of the merger, Archipelago Holdings, Inc., a Delaware corporation, and, where the context requires, its predecessor, Archipelago Holdings, LLC, a Delaware limited liability company;

•
"NYSE Arca" refers to NYSE Arca, L.L.C., a Delaware limited liability company (formerly known as Archipelago Exchange, L.L.C.), NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.);

•	“merger” refers to the mergers combining the NYSE and Archipelago under NYSE Group, which were completed on March 7, 2006; and

•
“combination” refers to the proposed combination of NYSE Group and Euronext, N.V. (“Euronext”) and certain related transactions which, upon completion, would combine the businesses of NYSE Group and Euronext under NYSE Euronext, Inc., a Delaware corporation (“NYSE Euronext”).

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005.

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

Item 1.   Financial Statements

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$272,666	$43,492
Investment securities, at fair value	797,151	980,591
Securities purchased under agreements to resell	35,534	127,888
Accounts receivable, net	314,366	184,185
Deferred income taxes	91,156	91,919
Other assets	46,769	36,142
Total current assets	1,557,642	1,464,217

Property and equipment, net	403,603	343,534
Goodwill	528,771	-
Other intangible assets, net	583,895	-
Deferred income taxes	331,589	290,145
Other assets	89,449	106,249
Total assets	$3,494,949	$2,204,145

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$337,905	$322,263
Section 31 fees payable	371,643	232,146
Deferred revenue	243,899	105,313
Deferred income taxes	46,018	25,238
Total current liabilities	999,465	684,960

Accrued employee benefits	326,459	323,373
Deferred revenue	325,162	329,197
Deferred income taxes	251,637	9,289
Other liabilities	29,493	23,037
Total liabilities	1,932,216	1,369,856

Minority interest	37,193	35,164

Commitments and contingencies

Stockholders’ equity
Members’ equity	-	807,781
Common stock, $0.01 par value, 400,000 shares authorized; 157,727 and 0 shares issued; 156,082 and 0 shares outstanding	1,577	-
Common stock held in treasury, at cost: 1,645 and 0 shares	(65,569)	-
Additional paid-in capital	1,535,399	-
Retained earnings	62,882	-
Accumulated other comprehensive loss	(8,749)	(8,656)
Total stockholders’ equity	1,525,540	799,125
Total liabilities and stockholders’ equity	$3,494,949	$2,204,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Activity assessment	$189,766	$141,773	$328,975	$234,713
Transaction	198,009	37,806	274,160	75,759
Listing	88,768	85,465	177,236	171,460
Market data	60,390	46,290	108,605	90,440
Data processing	41,881	47,759	81,272	92,664
Regulatory	44,740	32,614	85,164	62,233
Licensing, facility and other	35,986	13,104	59,064	28,038
Total revenues	659,540	404,811	1,114,476	755,307
Section 31 fees	(189,766)	(141,773)	(328,975)	(234,713)
Merger expenses and related exit costs	(9,681)	-	(12,295)	-
Compensation	(138,403)	(128,337)	(306,852)	(257,013)
Liquidity payments	(74,821)	-	(93,791)	-
Routing and clearing	(23,400)	-	(29,603)	-
Systems and communications	(30,682)	(32,038)	(60,584)	(63,794)
Professional services	(29,424)	(34,155)	(57,319)	(61,051)
Depreciation and amortization	(36,077)	(26,446)	(64,240)	(52,619)
Occupancy	(21,454)	(17,078)	(40,064)	(33,939)
Marketing and other	(28,027)	(17,546)	(47,018)	(31,758)
Regulatory fine income	6,222	1,268	23,161	21,977
Operating income	84,027	8,706	96,896	42,397
Investment and other income, net	17,017	12,920	33,838	23,192
Gain on sale of equity investment	-	-	20,925	-
Income before income tax provision and minority interest	101,044	21,626	151,659	65,589
Income tax provision	(38,542)	(7,415)	(58,265)	(26,224)
Minority interest in income of consolidated subsidiary	(1,329)	(1,225)	(1,873)	(360)
Net income	$61,173	$12,986	$91,521	$39,005

Basic earnings per share	$0.39	$0.11	$0.65	$0.34
Diluted earnings per share	$0.39	$0.11	$0.64	$0.34

Basic weighted average shares outstanding	156,422	115,699 (a)	141,619	115,699 (a)
Diluted weighted average shares outstanding	157,428	115,699 (a)	142,716	115,699 (a)

(a)
Adjusted to reflect the March 7, 2006 merger with Archipelago, giving retroactive effect to the issuance of shares to former NYSE members. See Note 1 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands)
(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2005	$807,781	-	$-	$-	$-	$-	$(8,656)	$799,125
Net income for the period from January 1 to March 7, 2006	28,639	-	-	-	-	-	1,275	29,914
Members’ distribution	(409,800)	-	-	-	-	-	-	(409,800)
Members’ dividend	(96,400)	-	-	-	-	-	-	(96,400)
Exchange of NYSE membership interest	(330,220)	109,522	1,095	-	329,125	-	-	-
Merger with Archipelago	-	47,625	476	(65,569)	1,150,206	-	-	1,085,113
Employee stock transactions	-	580	6	-	56,068	-	-	56,074
Net income for the period from March 8 to June 30, 2006	-	-	-	-	-	62,882	(1,368)	61,514
Balance as of June 30, 2006	$-	157,727	$1,577	$(65,569)	$1,535,399	$62,882	$(8,749)	$1,525,540

The accompanying notes are integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$91,521	$39,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,240	52,619
(Gain) loss on disposition of assets	(84)	2,291
Minority interest	2,029	178
Deferred income taxes	(4,082)	(1,853)
Provision for losses on accounts receivable	1,530	(650)
Stock based compensation	40,525	-
Gain on sale of equity investment	(20,925)	-
Change in operating assets and liabilities:
Accounts receivable, net	(56,286)	(28,953)
Other assets	(13,512)	8,656
Accounts payable, accrued expenses and SEC transaction fee payable	(13,642)	124,675
Deferred revenue	148,978	131,715
Accrued employee benefits	3,086	4,111
Net cash provided by operating activities	243,378	331,794
Cash flows from investing activities:
Cash acquired in Archipelago merger	218,201	-
Sales of investment securities	7,456,182	3,603,804
Purchases of investment securities	(7,272,836)	(3,857,165)
Net sales of securities purchased under agreements to resell	92,354	8,135
Purchases of property and equipment	(39,802)	(54,376)
Sale (purchase) of equity investment	25,784	(10)
Net cash provided by (used in) investing activities	479,883	(299,612)
Cash flows from financing activities:
Distribution to former Members	(409,800)	-
Dividend to former Members	(96,400)	-
Employee stock transactions	15,697	-
Principal payment of capital lease obligations	(3,584)	(4,013)
Net cash used in financing activities	(494,087)	(4,013)
Net increase in cash and cash equivalents for the period	229,174	28,169
Cash and cash equivalents at beginning of period	43,492	15,456
Cash and cash equivalents at end of period	$272,666	$43,625

Supplemental disclosures:
Cash paid for income taxes	$38,409	$12,500
Cash paid for interest	$1,155	$2,513

Non- cash investing and financing activities:
Exchange of NYSE membership interest	$330,220	-
Merger with Archipelago	$1,085,113	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The NYSE is the world’s largest cash equities exchange. The NYSE is approximately three times the size of the next largest cash equities exchange in the world in terms of aggregate market capitalization of domestic listed companies.

NYSE Arca operates the first open, all-electronic stock exchange in the United States and has one of the leading market positions in trading exchange-traded funds (“ETFs”) and exchange-listed securities. NYSE Arca is also an exchange for trading equity options.

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

The regulatory functions of the NYSE and NYSE Arca are conducted by NYSE Regulation, a separate not-for-profit subsidiary of NYSE Group.

Note 2  - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of NYSE Group and all wholly-owned subsidiaries, as well as of SIAC. The results of operations of Archipelago have been included in NYSE Group’s results of operations since March 8, 2006.

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2005, included in the NYSE Group annual report on Form 10-K filed with the SEC on March 31, 2006. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 3  - Business Combinations

Archipelago Holdings, Inc.

On March 7, 2006, Archipelago and the NYSE combined their businesses and became wholly-owned subsidiaries of NYSE Group, a newly created, for profit and publicly traded holding company. Through the merger, NYSE Group intends to continue to grow market position in trading volume and enhance the trading technology of both the NYSE and NYSE Arca. Together, the NYSE and NYSE Arca provide a full-service market that offers customers a choice of products and appeals to all types of investors.

On March 7, 2006, each of the 1,366 members of the NYSE was entitled to receive $300,000 in cash and 80,177 shares of NYSE Group common stock in exchange for its NYSE membership. In addition, a cash dividend of $70,571 was declared and paid to each of the 1,366 members. Each NYSE member had the opportunity to make either a cash election to increase the cash portion (and decrease the stock portion) of their merger consideration, or a stock election to increase the stock portion (and decrease the cash portion) of their merger consideration. The aggregate number of shares of NYSE Group common stock issued to all of the NYSE members in the merger, together with the aggregate number of shares reserved for issuance to NYSE employees, equaled approximately 70% of NYSE Group common stock issued and outstanding, or approximately 109.5 million shares.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Archipelago net assets as of the merger date as follows (in thousands):

Historical cost of net assets acquired	$458,290
Elimination of Archipelago’s historical goodwill and intangibles	(240,095)
Adjustment to fair value of property and equipment	17,000
Deferred tax impact of purchase accounting adjustments	(233,531)
Fair value of identifiable intangible assets	584,500
Other	(4,400)
Goodwill	528,771
Total purchase price	$1,110,535

The allocation of the purchase price to Archipelago assets and liabilities are only preliminary allocations based on estimates of fair values and will change when estimates are finalized. Therefore, the information above is subject to change pending the final allocation of purchase price. NYSE Group does not expect any of the goodwill to be deductible for tax purposes.

During 2005, NYSE Group adopted a plan to eliminate positions. As a result of this decision, NYSE Group recorded a $3.9 million charge consisting of severance and related costs during 2005. For the six months ended June 30, 2006, NYSE Group recorded a $5.8 million charge due to 77 additional positions being eliminated as a result of our continued integration efforts and cost containment initiatives. These positions were primarily included within trading floor operations and miscellaneous administrative areas. The following is a summary of the severance charges and utilization for the six months ended June 30, 2006 and the remaining accrual at June 30, 2006 (in thousands):

Balance at December 31, 2005	$3,804
Additional severance	5,825
Amount paid in 2006	(1,423)
Balance at June 30, 2006	$8,206

These costs associated with the additional severance for the six months ended June 30, 2006 are included in merger expenses and related exits costs in the condensed consolidated statements of income. Based on current severance dates and the accrued severance at June 30, 2006, NYSE Group expects to pay these amounts through 2007.

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

Pro Forma Results

The following table provides pro forma results of operations as if (i) the acquisition of PCX by Archipelago, (ii) the disposition of Wave Securities by Archipelago and (iii) the merger between Archipelago and NYSE had been completed at the beginning of the earliest period presented (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$659,540	$583,044	$1,258,460	$1,102,259
Net income	66,885	17,949	126,864	55,209
Basic earnings per share	$0.43	$0.11	$0.81	$0.34
Diluted earnings per share	$0.42	$0.11	$0.81	$0.34

Pro forma results do not include any anticipated cost savings or other effects of the planned integration of NYSE and Archipelago’s businesses.

Note 4  - Combination with Euronext N.V.

On May 22, 2006, NYSE Group proposed a business combination with Euronext which would create NYSE Euronext, a global marketplace with an expected combined market capitalization of approximately $21 billion.

Euronext is a cross-border exchange providing international services for regulated cash markets and derivative markets in Belgium, France, the United Kingdom, the Netherlands and Portugal.

Both parties signed a definitive combination agreement on June 1, 2006. The combination is expected to close during the first quarter of 2007 and is subject to regulatory approval and the approval of NYSE Group and Euronext shareholders.

In the combination, NYSE Group and Euronext will combine their businesses under NYSE Euronext, a Delaware corporation formed for the purpose of this transaction. Euronext’s business will be brought under NYSE Euronext through an exchange offer and a post-closing reorganization, and NYSE Group’s business will be brought under NYSE Euronext through a merger.

In the exchange offer, NYSE Euronext will offer to acquire each outstanding Euronext ordinary share in exchange for €21.32 in cash and 0.98 of a share of NYSE Euronext common stock. The exchange offer also will have a mix and match election to permit Euronext shareholders to elect all cash or all stock in exchange for their Euronext ordinary shares, subject to proration to ensure that the total amount of cash paid, and the total number of shares of NYSE Euronext common stock issued, in the exchange offer to the Euronext shareholders, as a whole, are equal to the total amount of cash and number of shares that would have been paid and issued if all Euronext shareholders received the standard offer consideration.

Immediately after the successful completion of the exchange offer, a wholly owned subsidiary of NYSE Euronext will merge with NYSE Group, and, as a result, NYSE Group will become a wholly owned subsidiary of NYSE Euronext, and each share of NYSE Group common stock will be converted into the right to receive one share of NYSE Euronext common stock.

As soon as possible after the completion of these transactions, NYSE Euronext intends to effectuate a corporate reorganization of Euronext and its subsidiaries for the purpose of providing Euronext shareholders who did not exchange their Euronext ordinary shares in the exchange offer with the same consideration that such shareholders would have received had they tendered their Euronext ordinary shares in the exchange offer.

Note 5  - Segment Information

Subsequent to the merger with Archipelago, NYSE Group operates under three reportable segments: Market, SIAC Services and Regulation. NYSE Group’s segments are managed and operated as three business units and organized based on services provided to customers.

Market represents primarily the fees earned from (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, (ii) providing access to trade execution, (iii) distributing market information to data subscribers and  (iv) issuing trading licenses (previously membership fees).

SIAC Services provides communication and data processing operations and systems development functions to the NYSE and third party customers.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance and arbitration), performed by NYSE Regulation, to the NYSE and NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects regulatory fines that are levied against members and member organizations.

Summarized financial data concerning NYSE Group’s reportable segments is as follows (in thousands):

Three months ended June 30,	Market	SIAC Services	Regulation	Corporate Items and Eliminations	Consolidated
2006
Revenues	$602,656	$96,272	$74,960	$(114,348)	$659,540
Operating income	67,536	2,366	14,125	-	84,027
2005
Revenues	$355,560	$113,534	$61,250	$(125,533)	$404,811
Operating income (loss)	7,594	2,120	(1,008)	-	8,706

Six months ended June 30,	Market	SIAC Services	Regulation	Corporate Items and Eliminations	Consolidated
2006
Revenues	$1,019,092	$193,055	$153,200	$(250,871)	$1,114,476
Operating income (loss)	80,563	(10,753)	27,086	-	96,896
2005
Revenues	$660,054	$220,552	$118,288	$(243,587)	$755,307
Operating income (loss)	27,449	(1,327)	16,275	-	42,397

SIAC operates on a cost recovery model driven by its customers’ demands. Under this model, any increase or decrease in SIAC’s expenses typically results in a corresponding change in its revenues. During the three and six months ended June 30, 2006, SIAC incurred $2.0 million and $15.6 million, respectively, related to stock-based compensation for awards granted to certain of its employees as part of the merger with Archipelago. There was no corresponding increase in revenue, as this expense was not shared with non-NYSE Group customers.

Note 6  - Goodwill and Other Intangible Assets

The following table presents the details of the intangible assets and goodwill acquired by reportable segment (in thousands):

	Market		Regulation		SIAC Services
	Estimated Fair Value	Useful Life (in years)	Estimated Fair Value	Useful Life (in years)	Estimated Fair Value	Useful Life (in years)
Asset class:
National securities exchange registration	$511,000	Indefinite	-	N/A	-	N/A
Customer relationships	34,700	20	-	N/A	-	N/A
Trade names	38,800	20	-	N/A	-	N/A
Total intangibles	$584,500		-		-

Goodwill	$528,771

Amortization expense for the intangible assets was approximately $0.9 million and $1.2 million for the three and six months ended June 30, 2006, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2006 is as follows (in thousands):

Year ending December 31,
2006 (period from July 1 to December 31, 2006)	$1,838
2007	3,675
2008	3,675
2009	3,675
2010	3,675
Thereafter	55,738
Total	$72,276

Note 7  - Stock Based Compensation

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

On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to NYSE employees and certain SIAC employees under the Plan. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date. Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards. As of June 30, 2006, the employees of NYSE Group held approximately 1.8 million stock options with a weighted average exercise price of $14.09 (1.4 million of which were exercisable at a weighted average exercise price of $14.37) and 1.4 million restricted stock units. As of June 30, 2006, the total aggregate intrinsic value of stock options outstanding and exercisable was $99.5 million and $77.1 million, respectively.

For the three and six months ended June 30, 2006, NYSE Group recorded $5.9 million and $40.5 million, respectively, of stock based compensation included in compensation in the condensed consolidated statements of income. As of June 30, 2006, there was approximately $23.9 million of total unrecognized compensation cost related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years.

Note 8  - Retirement Benefits

During 2005, the NYSE and SIAC announced that effective March 31, 2006, the future benefit accrual of all active participants in the pension plans and supplemental executive retirement plan (“SERP”) will be frozen. Effective April 1, 2006, NYSE Group employees became eligible to receive benefits from a new employer-funded defined contribution Retirement Benefit Accumulation Plan (“RBAP”). RBAP expense incurred for the three months ended June 30, 2006 was $2.8 million.

NYSE and SIAC currently do not expect to provide any additional funding to the pension plans during 2006.

The following table sets forth the pension and SERP plans’ amounts recognized (in thousands):

	Pension Plan Cost
	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$(185)	$-	$3,472	$2,897	$2,643	$2,495	$6,944	$5,795
Interest on benefits earned	5,545	2,966	5,589	3,508	10,979	5,932	11,178	7,017
Net amortizations	(252)	154	280	44	39	308	561	87
Estimated return on plan assets	(8,114)	(4,249)	(7,412)	(4,237)	(15,886)	(8,498)	(14,825)	(8,474)
Recognized actuarial (gain) or loss	-	-	-	753	-	-	-	1,507
Curtailment charge	252	-	-	-	1,125	-	-	-
Aggregate pension (benefit) expense	$(2,754)	$(1,129)	$1,929	$2,965	$(1,100)	$237	$3,858	$5,932

	SERP Plan Cost
	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$334	$-	$515	$231	$540	$188	$1,031	$461
Interest on benefits earned	718	378	933	401	1,549	757	1,866	803
Net amortizations	123	27	384	201	99	53	767	402
Aggregate SERP expense	$1,175	$405	$1,832	$833	$2,188	$998	$3,664	$1,666

In addition to providing pension benefits, NYSE and SIAC maintain defined benefit plans to provide certain health care and life insurance benefits for eligible retired employees. During 2005, NYSE and SIAC announced that changes would be made to the post retirement plan, including the underlying plan design and contribution strategy. The following are the plans’ amounts recognized during the respective periods (in thousands):

	Post Retirement Plan Cost
	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$1,194	$541	$1,137	$667	$2,382	$1,082	$2,274	$1,334
Interest on benefits earned	1,953	881	1,750	888	4,152	1,762	3,501	1,776
Net amortizations	(67)	329	(61)	390	146	658	(122)	779
Aggregate Post Retirement expense	$3,080	$1,751	$2,826	$1,945	$6,680	$3,502	$5,653	$3,889

Note 9  - Related Party Transactions

The Depository Trust Company (“DTC”) and the National Securities Clearing Corporation (“NSCC”) are wholly-owned subsidiaries of The Depository Trust & Clearing Corporation (“DTCC”). DTCC is a holding company that supports DTC, which provides settlement and custody services to banks and broker-dealers, and NSCC, which provides trade clearance, netting and settlement services to banks, broker-dealers, mutual funds, insurance companies and other financial institutions.

On March 28, 2006, NYSE Group sold its shares of DTCC common stock, which represented approximately 28% of DTCC’s common stock, for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain that was included in gain on sale of equity investment for the six months ended June 30, 2006 in the condensed consolidated statements of income. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of NYSE and Archipelago. As of June 30, 2006, NYSE Group owns 50% of the outstanding preferred stock of DTCC.

SIAC performs services for AMEX, which is a one-third owner of SIAC.

The following revenues have been derived from (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
DTCC	$4,764	$8,326	$10,342	$17,193
AMEX	14,126	17,822	30,516	35,865

These revenues are included in data processing in the condensed consolidated statements of income.

Note 10  - Earnings per Share

Historically, the weighted average number of shares was adjusted to reflect the merger with Archipelago giving retroactive effect to the issuance of 84,699 shares of common stock to each former member, corresponding to the maximum number of shares issuable to a member under the stock election provision.

The following is a reconciliation of the basic and diluted earnings per share computations (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income for basic and diluted earnings per share	$61,173	$12,986	$91,521	$39,005
Shares of common and common stock equivalents:
Weighted average shares used in basic computation	156,422	115,699	141,619	115,699

Dilutive effect of:
Employee stock options and restricted stock units	1,006	-	1,097	-
Weighted average shares used in diluted computation	157,428	115,699	142,716	115,699

Basic earnings per share	$0.39	$0.11	$0.65	$0.34
Diluted earnings per share	$0.39	$0.11	$0.64	$0.34

As of June 30, 2006, 1.4 million shares of restricted stock units and options to purchase 1.8 million shares of common stock were outstanding. For the three and six months ended June 30, 2005, there were no options or restricted stock units outstanding.

Note 11  - Litigation and Other Matters

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2005, as updated by Part II, Item 1 of our quarterly report on Form 10-Q for the period ended March 31, 2006. The following should be read in conjunction with these financial statements.

In re NYSE Specialists Securities Litigation

On June 2, 2006, plaintiffs filed in the U.S. Court of Appeals for the 2d Circuit an opening brief in support of their appeal from the decision of the U.S. District Court for the Southern District of New York entering a final judgment in favor of NYSE. NYSE filed its brief in opposition on August 2, 2006.

Merger-Related Litigation

In March 2006, Janet Hyman and Sylvia Lief, each a former NYSE member, filed separate complaints in New York Supreme Court against NYSE and John A. Thain. The complaints sought compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose NYSE’s merger discussions with Archipelago prior to the sale of plaintiffs’ NYSE memberships on March 1 and 2, 2005, respectively.

On April 19, 2006, NYSE and Mr. Thain served motions to dismiss the Hyman and Lief complaints. On June 9, 2006, Ms. Hyman and Ms. Lief each served an amended complaint, which added an additional cause of action for breach of fiduciary duty and a new cause of action for negligence. On June 22, 2006, D. Paul Rittmaster, another former NYSE member represented by the same law firm as Ms. Hyman and Ms. Lief, filed a complaint in New York Supreme Court against NYSE and Mr. Thain asserting the same causes of action alleged in the amended complaints of Hyman and Lief. On July 28, 2006, NYSE and Mr. Thain served a motion to dismiss the Hyman and Lief amended complaints and the Rittmaster complaint on the grounds, among others, that defendants had no legal duty to make the disclosures plaintiffs assert they should have made.

Compensation-Related Litigation

On July 26, 2006, the court denied the motion of defendant Kenneth Langone for summary judgment in his favor on the single cause of action asserted against him by the New York Attorney General; Mr. Langone has appealed that denial. On July 17, 2006, NYSE and former NYSE Chairman John S. Reed filed motions for summary judgment dismissing all of Richard Grasso’s counterclaims against them. On July 31, 2006, the New York Attorney General filed a motion for partial summary judgment in its favor on claims asserted against Mr. Grasso, and Mr. Grasso filed motions for summary judgment in his favor with respect to three of the six causes of action asserted against him by the Attorney General. Mr. Grasso also has moved for summary judgment dismissing the one claim asserted by the Attorney General against NYSE. In addition, defendant Carl McCall has moved for summary judgment dismissing the third-party claims asserted against him by Mr. Grasso. On August 8, 2006, the court ruled that the New York Attorney General’s claim against Mr. Grasso for restitution and imposition of a constructive trust is an equitable claim that must be tried to the court rather than to a jury, and that it will commence trial of that claim (which will be tried separately from all other claims asserted in the case) on October 16, 2006. The appellate court has not yet rendered a decision on Mr. Grasso’s appeal of the trial court’s denial of his motion to dismiss four of the six claims against him, including the claim for restitution and imposition of a constructive trust now scheduled for trial in October.

Employment-Related Litigation

On April 20, 2006, Graciela DaSilva, Vjoca Selmanovic and Robin Max Morris filed a complaint in the U.S. District Court for the Southern District of New York against NYSE Group, Building Maintenance Service, LLC (“BMS”), a cleaning service contractor, and five unnamed corporations, seeking compensatory and punitive damages for alleged gender discrimination and retaliation in violation of federal and local laws. Ms. DaSilva currently is employed as a porter by NYSE Group; Mr. Morris previously was employed by NYSE as a supervisor of porters. Mr. Selmanovic previously was employed as a porter by BMS. On May 24, 2006, NYSE Group filed an answer to the complaint in which it denied allegations of wrongdoing and asserted various defenses.

Other Matters

On or about April 25, 2006, the Independent Broker Action Committee, Inc. (“IBAC”), which describes itself as a not-for-profit corporation whose membership consists of independent NYSE brokers, filed a petition in the U.S. Court of Appeals for the District of Columbia (“DC Circuit”) seeking review of two orders issued by the SEC (Exchange Act Releases No. 34-53539 (March 22, 2006) and 34-53382 (February 27, 2006) (the “Orders”)) insofar as they relate to the creation of the NYSE Hybrid MarketSM and NYSE’s proposed method of allocating trading rights. The petition named the SEC as respondent and asked the court to vacate Exchange Act Release No. 34-53539 regarding the NYSE Hybrid MarketSM and that portion of Exchange Act Release No. 34-53382 that approved NYSE’s proposed method of allocating trading rights at NYSE through annual trading licenses, and to remand the matter to the SEC for further proceedings. IBAC also asked the SEC to stay the authorization given to NYSE under Exchange Act Release No. 34-53539 to implement subsequent phases of the NYSE Hybrid MarketSM , pending the court’s resolution of IBAC’s petition for review.

NYSE submitted an opposition to IBAC’s stay request before the SEC and was granted leave to intervene to oppose IBAC’s petition before the DC Circuit. Following joint requests to the SEC and the DC Circuit, the SEC has deferred ruling on IBAC’s stay request and the DC Circuit has deferred briefing on the petition itself, to allow IBAC to determine whether it wishes to continue to pursue the petition in light of subsequent developments with regard to the NYSE Hybrid MarketSM.

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

Note 12  - Comprehensive Income

The following outlines the components of other comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$61,173	$12,986	$91,521	$39,005
Unrealized gains (losses) on available-for-sale securities	(1,583)	2,067	(93)	(3,623)
Total comprehensive income	$59,590	$15,053	$91,428	$35,382

Note 13 -  Deferred Revenue

Components of deferred revenue were as follows (in thousands):

	June 30, 2006	December 31, 2005
Listing fees - original	$410,454	$414,887
Listing fees - annual	132,252	-
Registered representative and maintenance fees	9,079	10,180
License fees	10,384	100
Other	6,892	9,343
Total deferred revenue	$569,061	$434,510
Less: current portion	$243,899	$105,313
Long-term portion	$325,162	$329,197

The long-term portion of the deferred revenue balances represented deferred original listing fees, which is a component of the Market segment. The current portion of the deferred revenue balances will be realized within the following reportable segments (in thousands):

	June 30, 2006	December 31, 2005
Market	$227,921	$85,960
Regulation	11,168	13,839
SIAC	4,810	5,514
Total	$243,899	$105,313
Note 14  - Net Capital Requirements

Certain wholly-owned subsidiaries of NYSE Group, Archipelago Securities, LLC (“ARCAS”) and Archipelago Trading Services, Inc. (“ATSI”), are registered broker-dealers and are subject to net capital requirements under SEC Rule 15c3-1. ATSI computes its net capital using the basic method. Under this method, ATSI must maintain minimum net capital (as defined), and the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15 to 1. ARCAS computes its net capital under the alternative method. The method requires that minimum net capital not to be less than the greater of $250,000 or 2% of the aggregate debit items arising from customer transactions.

As of June 30, 2006, these subsidiaries were in compliance with their respective net capital requirements and their net capital, net capital in excess of required net capital, and ratio of aggregate indebtedness to net capital were as follows (in thousands, except ratios):

Net capital:
ARCAS	$15,966
ATSI	7,727

Net capital in excess of required net capital:
ARCAS	$15,716
ATSI	7,676

Ratio of aggregate indebtedness to net capital:
ARCAS	N/A
ATSI	0.10 to 1

Advances to affiliates, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and other regulatory bodies.

NYSE Group’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2006, these subsidiaries had met their capital adequacy requirements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions and analysis of the financial condition and operations of NYSE Group together with the condensed consolidated financial statements and related notes as well as the forward looking statements included elsewhere in this report.

Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

Overview

NYSE Group was organized on May 2, 2005. As of December 31, 2005 and up until March 7, 2006, NYSE Group had no assets (other than $200 it received on December 29, 2005 from the sale of one share of its common stock to each of NYSE and Archipelago) and had not conducted any material activities other than those incident to its formation. However, on March 7, 2006, upon the consummation of the merger of the NYSE and Archipelago, NYSE Group became the parent company of the New York Stock Exchange LLC (which is the successor to New York Stock Exchange, Inc.) and Archipelago.

We are a holding company that, through our subsidiaries, operates two securities exchanges: the NYSE and NYSE Arca. We are a leading provider of securities listing, trading and market data products and services. We were formed in connection with the merger of the NYSE and Archipelago, which closed on March 7, 2006.

Business Development

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

Selling Shareholder Offering

On May 10, 2006, NYSE Group completed a selling shareholder offering of 28.75 million shares of common stock at $61.50 per share, for which NYSE Group received no proceeds.

Combination with Euronext N.V.

On May 22, 2006, NYSE Group proposed a business combination with Euronext which would create NYSE Euronext, a global marketplace with an expected combined market capitalization of approximately $21 billion.

Euronext is a cross-border exchange providing international services for regulated cash markets and derivative markets in Belgium, France, the United Kingdom, the Netherlands and Portugal.

Both parties signed a definitive combination agreement on June 1, 2006. The combination is expected to close during the first quarter of 2007 and is subject to regulatory approval and the approval of NYSE Group and Euronext shareholders. For a discussion of certain risks associated with the combination, see Part II, Item 1A “Risk Factors” in this Form 10-Q.

In the combination, NYSE Group and Euronext will combine their businesses under NYSE Euronext, a Delaware corporation formed for the purpose of this transaction. Euronext’s business will be brought under NYSE Euronext through an exchange offer and a post-closing reorganization, and NYSE Group’s business will be brought under NYSE Euronext through a merger.

In the exchange offer, NYSE Euronext will offer to acquire each outstanding Euronext ordinary share in exchange for €21.32 in cash and 0.98 of a share of NYSE Euronext common stock. The exchange offer also will have a mix and match election to permit Euronext shareholders to elect all cash or all stock in exchange for their Euronext ordinary shares, subject to proration to ensure that the total amount of cash paid, and the total number of shares of NYSE Euronext common stock issued, in the exchange offer to the Euronext shareholders, as a whole, are equal to the total amount of cash and number of shares that would have been paid and issued if all Euronext shareholders received the standard offer consideration.

Immediately after the successful completion of the exchange offer, a wholly owned subsidiary of NYSE Euronext will merge with NYSE Group, and, as a result, NYSE Group will become a wholly owned subsidiary of NYSE Euronext, and each share of NYSE Group common stock will be converted into the right to receive one share of NYSE Euronext common stock.

As soon as possible after the completion of these transactions, NYSE Euronext intends to effectuate a corporate reorganization of Euronext and its subsidiaries for the purpose of providing Euronext shareholders who did not exchange their Euronext ordinary shares in the exchange offer with the same consideration that such shareholders would have received had they tendered their Euronext ordinary shares in the exchange offer.

Segment Reporting

Subsequent to the merger with Archipelago, NYSE Group operates under three reportable segments: Market, SIAC Services and Regulation. NYSE Group’s segments are managed and operated as three business units and organized based on services provided to customers.

Market represents primarily the fees earned from (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, (ii) providing access to trade execution, (iii) distributing market information to data subscribers~~,~~ and (iv) issuing trading licenses (previously membership fees).

SIAC Services provides communication and data processing operations and systems development functions to the NYSE and third party customers.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects regulatory fines that are levied against members and member organizations.

Operating Data

NYSE Group revenues are affected by many factors, including the number of companies listed on NYSE and NYSE Arca (both new and continuing), corporate actions by these companies (for example stock splits and mergers), trading activity, demand for data processing, and demand for market information. The following table presents selected operating data for the periods presented. A description of the manner in which the NYSE and NYSE Arca calculate their trading volumes and other operating measures is set forth below.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
NYSE Company listings (1):
NYSE listed issuers (2)	2,697	2,637	2,697	2,637
Number of new issuer listings (3)	24	36	53	73
NYSE Listed Issues (4):
NYSE Group Matched Volume (5)	121,582	102,969	235,235	203,958
NYSE Group Handled Volume (6)	124,024	104,500	239,713	207,007
Total NYSE Listed Consolidated Volume	162,452	127,745	313,292	252,938
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	74.8%	80.6%	75.1%	80.6%
Handled Volume (6)	76.3%	81.8%	76.5%	81.8%
NYSE Arca and Amex Listed Issues:
NYSE Group Matched Volume (5)	7,841	4,655	13,856	8,340
NYSE Group Handled Volume (6)	9,067	5,325	15,983	9,563
Total NYSE Arca and Amex Listed Consolidated Volume	26,363	16,871	47,216	32,264
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	29.7%	27.6%	29.3%	25.8%
Handled Volume (6)	34.4%	31.6%	33.9%	29.6%
Nasdaq Listed Issues:
NYSE Group Matched Volume (5)	27,841	20,734	52,077	43,457
NYSE Group Handled Volume (6)	33,971	26,010	64,043	54,660
Total Nasdaq Listed Consolidated Volume	134,946	112,756	265,639	234,264
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	20.6%	18.4%	19.6%	18.6%
Handled Volume (6)	25.2%	23.1%	24.1%	23.3%
Exchange-Traded Funds (4),(7):
NYSE Group Matched Volume (5)	11,078	5,937	19,631	10,766
NYSE Group Handled Volume (6)	12,253	6,618	21,823	12,008
Total ETF Consolidated Volume	28,590	18,430	50,960	34,836
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	38.7%	32.2%	38.5%	30.9%
Handled Volume (6)	42.9%	35.9%	42.8%	34.5%
Equity Options (8):
NYSE Group Options Contracts	44.2	29.7	92.7	66.3
Total Consolidated Options Contracts	470.0	315.1	916.5	633.7
NYSE Group Share of Total	9.4%	9.4%	10.1%	10.5%
Market Information (9) :
Tape A share of trades (%)	86.1%	91.8%	86.6%	91.7%
Tape B share of trades (%)	33.7%	49.3%	38.0%	48.3%
Tape C share of trades and shares (%)	24.2%	21.1%	23.1%	21.1%
Professional subscribers	417,329	423,447	417,329	423,447
Regulatory Fees:
Gross FOCUS revenues ($ billions) (10)	66.1	47.0	127.3	84.8
Data Processing Fees:
% SIAC revenues from customers other than NYSE	43.5%	40.8%	42.1%	41.3%

(1)	Number does not include issuers listed on NYSE Arca. There were 11 operating companies exclusively listed on NYSE Arca as of June 30, 2006.

(2)	Number of listed operating companies, closed-end funds and ETFs as of period end.

(3)	Includes initial public offerings, quotations and transfers from other markets of common equity securities.

(4)	Includes NYSE Crossing Sessions 1, 2, 3 and 4.

(5)	Represents the total number of shares of equity securities and ETFs executed on NYSE Group's exchanges.

(6)
Represents the total number of shares of equity securities and ETFs internally matched on NYSE Group's exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

(7)	Data included in previously identified categories.

(8)	Includes trading in U.S. equity options contracts, not equity-index options.

(9)
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

(10)
Gross FOCUS revenues represent revenues generated by member broker-dealers as reported on their "FOCUS" report (a report that is required to be filed with the SEC). A member broker-dealer's regulatory fee is based on the revenues reported. The NYSE records revenue on a six-month lag; the data is provided on this basis.

Sources of Revenues

Activity Assessment

NYSE Group pays SEC fees pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from organizations executing trades on the NYSE and NYSE Arca, and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Group’s net income.

Transaction

On the NYSE, trading fees are paid by member organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on the NYSE, and the fee amounts vary, based on the size and type of trade that is consummated. There is no fee for small electronic trades. All members and member organizations pay trading fees except “$2 brokers” (who, by definition, effect transactions only for other member organizations) and specialists. There are two caps that apply to the trading fees (other than fees for trading ETFs), and member organizations pay the lesser of these two fee caps on a monthly basis. The first cap is a maximum fixed dollar amount of $600,000 per month. The second is a variable cap that is equal to 2% of the net commissions that a member organization earns on the trades it executes on the trading floor. As a result of these caps, fluctuations in trading volumes, regardless of direction or magnitude, do not have a significant impact on our trading fees.

On NYSE Arca, trading fees are charged to customers for trade execution of equity securities and equity options. NYSE Arca earns transaction fees for (i) customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out, and (ii) customer orders of equity options traded or cleared through NYSE Arca.

For equity securities, NYSE Arca charges a per share fee (denominated in tenths of a cent per share) to each customer that executes against a buy order or sell order posted internally. NYSE Arca refers to these customers when they purchase or sell securities as “liquidity takers,” as they removed liquidity from NYSE Arca. A liquidity taker may be either a purchaser or a seller, and is distinguished from a “liquidity provider” generally by the type of buy order or sell order it posts on NYSE Arca. NYSE Arca also charges a per share fee (denominated in tenths of a cent per share) to customers whose orders of equity securities are routed out to an external market center displaying the best buy order or sell order in the market for a particular security.

On June 30, 2006, NYSE Group announced transaction-pricing changes for NYSE listed equities and NYSE Arca options, effective August 1, 2006. The new pricing includes, but is not limited to, the following changes:

•	Transaction fees on NYSE-listed equities will be based on a fixed rate of 0.00025 per share rather than the current variable fee schedule.

•	The monthly cap, referenced above on trading NYSE-listed cash equities, will be increased to $750,000 from $600,000.

•	The cap equal to 2% of net commissions for trading on the NYSE will be eliminated.

•	Free system orders on all NYSE-listed equities transactions will also be eliminated (fees for ETF system orders under 5,100 shares will continue to be waived).

•	Specialists will not incur transaction fees for trading ETFs.

The pricing structures of the NYSE and NYSE Arca continue to be examined as part of a broad strategic review of NYSE Group’s opportunities for revenue growth and efficiency improvement and to better capture value for the services rendered by aligning more closely transaction revenue with executed volume, product expansion and new product development. Transaction fees that NYSE Group earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS.

Listing

Companies pay listing fees when they initially list on the NYSE or NYSE Arca, and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE

Arca, such as stock splits, rights issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. These fees are recognized on a pro-rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Data Processing

SIAC charges data processing fees to customers other than NYSE Group (fees charged to NYSE Group are eliminated in consolidation) for communication services, data processing operations and systems development functions. SIAC operates on a cost recovery model driven by its customers’ demands. Under this model, any increase or decrease in SIAC’s operating expenses results in a corresponding change in its revenues. In addition, SIAC earns revenues through its subsidiary, Sector, which offers an array of communications and data processing services, primarily to the broker-dealer community.

Market Data

NYSE Group collects market information fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of joint processing and administration costs) are distributed to participating markets on the basis of their respective number of trades. Last sale prices and quotes in NYSE-listed securities are disseminated through Tape A, which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from Tape B and Tape C, which represents data related to trading of certain securities that are listed on Nasdaq, AMEX, and other regional exchanges, including ETFs. These revenues are influenced by demand for the data by professional and non-professional subscribers, as well as the NYSE Group’s share of trades. In addition, NYSE Group receives fees for television broadcasts, vendor access and other usage fees related to per quote or per trade data. NYSE Group proprietary products make available market data covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets.

Regulatory

Regulatory fees are principally comprised of member firm regulation fees and market surveillance fees collected by NYSE Group. Member firm regulation fees are based on member organizations’ gross revenues, as reported in their FOCUS filing with the NYSE, and assessed on a six-month lag. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor. Other regulatory fees include revenue from registration of branch offices, registered individuals and specialists, as well as fees for certain licensing examinations necessary to operate in the securities industry.

Licensing, facility and other

On January 4, 2006, the NYSE completed a modified Dutch auction, as a result of which it sold 1,274 trading licenses at an annualized price of $49,290 per license, subject to SEC approval of applicable NYSE rules, which approval was obtained on February 27, 2006. The NYSE has made available a maximum of 1,366 trading licenses, and any unsold trading licenses can be purchased at a 10% premium to the established auction price, on a pro rata basis, during the course of 2006. Currently, we anticipate approximately $51 million in revenue from trading licenses for the period from March 8 to December 31, 2006, which is recognized on a straight-line basis over this period. There could be significant uncertainty regarding the number and price of trading licenses that will be sold in a given year, which could result in fluctuation in the amount of trading license fees we receive each year.

Facility and other fees primarily comprise fees received for services provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor. These services include booth and post space, communication, trading analysis and technology.

Components of Expenses

Section 31 Fees

See “—Activity Assessment Fees” above.

Merger Expenses and Related Exit Costs

Merger expenses and related exit costs consist of severance costs, as well as legal, printing and accounting fees incurred in connection with the May 2006 selling shareholder offering of our common stock, and other professional fees directly attributable to the merger with Archipelago.

Compensation

NYSE Group’s compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, postretirement medical, and SERP charges. Part-time help, primarily related to security personnel at the NYSE, is also recorded in this category.

Liquidity Payments

To enhance the liquidity of its system, NYSE Arca pays a small fee per share (denominated in tenths of a cent per share) to participants, referred to as “liquidity providers,” that post buy orders and sell orders on NYSE Arca, when the quote is executed against, or “hit,” by liquidity takers purchasing or selling securities internally on NYSE Arca.

Routing and Clearing

NYSE Arca incurs routing charges when NYSE Arca does not have the best buy or sell order in the market for a security that a customer is trying to buy or sell on NYSE Arca. In that case, NYSE Arca routes the customer’s order to the external market center that displays the best buy order or sell order. The external market center charges NYSE Arca a fee per share (denominated in tenths of a cent per share) for routing to its system.

In addition, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, service fees paid per trade to exchanges for trade execution, and costs incurred due to erroneous trade execution.

Systems and Communications

NYSE Group’s systems and communications expense includes (i) certain costs for development and maintenance of trading, regulatory and administrative systems, (ii) investments in system capacity, reliability and security and (iii) network connection with its customers and its data centers, as well as connectivity to various other market centers.

Professional Services

NYSE Group’s professional services expense includes consulting charges related to various technological and operational initiatives, as well as legal and audit fees. Our historical spending related to professional services consists principally of legal and consulting expenses. While we are focused on reducing costs, including professional services costs, there is no guarantee that our professional services expenses will decline in the future. Under certain circumstances, particularly as we pursue our business strategy, we may be required to incur significant professional services costs, such as legal expenses.

Depreciation and Amortization

This item includes costs from depreciating fixed assets and amortizing intangible assets over their estimated useful lives. It also included depreciation of computer hardware and capitalized software.

Occupancy

Occupancy includes costs related to NYSE Group’s leased premises, as well as real estate taxes and maintenance of owned premises.

Marketing and Other

Marketing and other expenses includes advertising, printing and promotion expenses, insurance premiums, travel and entertainment expenses as well as other administrative expenses.

Regulatory Fine Income

Regulatory fine income is generated from fines levied by NYSE Regulation, which regulates and monitors the activities on our securities exchanges and enforces member organization compliance with applicable law and the rules of the exchanges. The frequency with which fines may be levied and their amount will vary based upon the actions of participants on the NYSE and NYSE Arca. Regulatory fines are used for regulatory purposes.

Results of Operations

We have treated the merger as a purchase business combination for accounting purposes, with the NYSE designated as the business and accounting acquirer. As a result, the historical results of the NYSE are the historical results of NYSE Group. The results of operations of NYSE Arca have been included in the results of operations of NYSE Group since March 8, 2006.

Three Months Ended June 30, 2006 Versus Three Months Ended June 30, 2005

The following table sets forth NYSE Group’s consolidated statements of income for the three months ended June 30, 2006 and 2005, as well as the percentage increase or decrease for each consolidated statement of income item for the three months ended June 30, 2006, as compared to such item for the three months ended June 30, 2005:

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Revenues
Activity assessment	$189.8	$141.8	33.9%
Transaction	198.0	37.8	423.8%
Listing	88.8	85.5	3.9%
Market data	60.4	46.3	30.5%
Data processing	41.9	47.7	(12.3)%
Regulatory	44.7	32.6	37.2%
Licensing, facility and other	36.0	13.1	174.6%
Total revenues	659.6	404.8	62.9%
Section 31 fees	(189.8)	(141.8)	33.9%
Merger expenses and related exit costs	(9.7)	-	100.0%
Compensation	(138.4)	(128.3)	7.8%
Liquidity payments	(74.8)	-	100.0%
Routing and clearing	(23.4)	-	100.0%
Systems and communications	(30.7)	(32.0)	(4.2)%
Professional services	(29.4)	(34.2)	(13.9)%
Depreciation and amortization	(36.1)	(26.4)	36.4%
Occupancy	(21.5)	(17.1)	25.6%
Marketing and other	(28.0)	(17.5)	59.7%
Regulatory fine income	6.2	1.2	390.7%

Operating income	84.0	8.7	865.2%
Investment and other income, net	17.0	12.9	31.7%
Income before taxes and minority interest	101.0	21.6	367.2%
Provision for income taxes	(38.5)	(7.4)	419.8%
Minority interest in income of consolidated subsidiary	(1.3)	(1.2)	8.5%
Net income	$61.2	$13.0	371.1%

Consolidated Results

For the three months ended June 30, 2006, the results of operations of NYSE Group included the results of the NYSE, SIAC and the results of operations of NYSE Arca following the March 7, 2006 merger with Archipelago. For the same period a year ago, the results of operations of NYSE Group only included the results of the NYSE and SIAC.

For the three months ended June 30, 2006, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $469.8 million, $84.0 million and $61.2 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $263.0 million, $8.7 million and $13.0 million, respectively, for the three months ended June 30, 2005.

The $206.8 million increase in revenues (excluding activity assessment fees), $75.3 million increase in operating income and $48.2 million increase in net income for the period reflect the following principal factors:

Increased revenues - NYSE Arca’s results of operations were consolidated for the three months ended June 30, 2006 and contributed revenues of $180.4 million (excluding activity assessment fees), which was the primary driver of the period-over-period increase.

Increased operating income - The period over period increase in operating income of $75.3 million was the result of NYSE Arca’s contribution to operating income of $36.0 million as well as other revenue growth and overall operating efficiencies as we continue to meet our integration goals.

Improved net income - Period over period, net income increased $48.2 million including $22.5 million related to NYSE Arca, revenue growth and overall operating efficiencies.

Segment Results

Subsequent to the merger with Archipelago, NYSE Group operates under three reportable segments: Market, SIAC Services and Regulation. NYSE Group’s segments are managed and operated as three business units and organized based on services provided to customers.

Market represents primarily the fees earned from (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, (ii) providing access to trade execution, (iii) distributing market information to data subscribers~~,~~ and (iv) issuing trading licenses (previously membership fees).

SIAC Services provides communication and data processing operations and systems development functions to the NYSE and third party customers.

  Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to NYSE and NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects regulatory fines that are levied against members and member organizations.

Market Segment Results - Revenues

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Activity assessment	$189.8	$141.8	33.9%
Transaction	198.0	37.8	423.8%
Listing	88.8	85.5	3.9%
Market data	60.4	46.3	30.5%
Market services provided to Regulation	29.7	31.1	(4.4)%
Licensing, facility and other	36.0	13.1	174.6%
Total revenues	$602.7	$355.6	69.5%

Transaction - For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, transaction fees increased by $160.2 million, or 423.8%, primarily as a result of NYSE Arca’s contribution since the completion of the merger on March 7, 2006.

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

	Three months ended June 30,
	2006		2005		Percent Increase (Decrease)
	As reported	As billed	As reported	As billed	As reported	As billed
Annual fees	$66.1	$66.1	$62.9	$62.9	5.1%	5.1%
Original fees	22.7	20.9	22.6	20.9	-	-
	$88.8	$87.0	$85.5	$83.8	3.9%	3.8%

For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, listing fee revenue increased $3.3 million, or 3.9%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original listing fees. Original listing fees are deferred and recognized over the estimated service periods ranging from 5 to 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $66.1 million on both an as reported and billed basis for the three months ended June 30, 2006, compared with $62.9 million on both an as reported and billed basis for the three months ended June 30, 2005, an increase of 5.1%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 387 billion to 408 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

Original listing fees amounted to $22.7 million on an as reported basis. On a billed basis, original listing fees totaled $20.9 million for the three months ended June 30, 2006, unchanged as compared to the same period a year ago.

Market Data - For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, market data fees increased $14.1 million, or 30.5%, primarily from the contribution of NYSE Arca’s operations, following the March 7, 2006 merger with Archipelago.

Market services provided to Regulation - For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, market services provided to Regulation decreased $1.4 million, or 4.4%. These services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions, are provided by Market to support the operations of Regulation. The period over period decrease was primarily driven by overall cost savings initiatives.

Licensing, facility and other - For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, licensing and facility fees increased $22.9 million, or 174.6%. License trading fees represented $16.0 million of the increase. Also driving the increase was the new pricing for certain facility charges implemented in January 2006. NYSE Group did not generate licensing fees in the same period a year ago.

SIAC Services Segment Results - Revenue

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Data processing - non- NYSE	$41.9	$47.7	(12.3)%
Data processing - NYSE	54.4	65.8	(17.3)%
Total revenues	$96.3	$113.5	(15.2)%

Data processing—non-NYSE - For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, data processing fees decreased $5.8 million, or 12.3%, to $41.9 million. The decline is due to reduced level of services provided to SIAC’s major customers and lower revenues from the communication services of Sector.

Data processing—NYSE - For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, data processing fees decreased $11.4 million, or 17.3%, to $54.4 million. These fees decreased due to cost reduction initiatives.

Regulation Segment Results - Revenues

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Regulatory	$44.7	$32.6	37.2%
Regulatory services provided to Market	30.2	28.6	5.5%
Total revenues	$74.9	$61.2	22.4%

Regulatory Fees - For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, regulatory fees increased $12.1 million, or 37.2%, to $44.7 million. For the three months ended June 30, 2006, NYSE Arca contributed regulatory fees of $2.8 million. The remaining $9.3 million increase was due to higher reported Gross FOCUS revenues ($66.1 billion compared to $47.0 billion period over period).

Regulatory services provided to Market - For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, regulatory services provided to Market increased $1.6 million or 5.5%. These services, which include costs associated with surveillance, examination and enforcement with respect to Market activities, and overseeing compliance by listed companies, are provided by Regulation. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger with NYSE Arca.

Market Segment Results - Expenses

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Section 31 fees	$189.8	$141.8	33.9%
Merger expenses and related exit costs	9.7	-	100.0%
Compensation	60.9	46.3	31.5%
Liquidity payments	74.8	-	100.0%
Routing and clearing	23.4	-	100.0%
Regulatory services provided to Market	30.2	28.6	5.5%
Systems and communications	13.1	6.3	107.8%
SIAC support (1)	54.4	65.8	(17.3)%
Professional services	19.7	23.8	(17.1)%
Depreciation and amortization	27.0	15.4	75.6%
Occupancy	10.4	6.6	57.8%
Marketing and other	21.7	13.4	61.7%
Total expenses	$535.1	$348.0	53.8%

(1)   Market’s SIAC support expense will not equal SIAC Services’ revenues from Data processing - NYSE as certain fees billed to the NYSE by SIAC relate to software developed for the NYSE’s internal use, and as a result a portion of these fees incurred during the application development stage has been capitalized.

Merger expenses and related exit costs. For the three months ended June 30, 2006, we incurred $9.7 million in merger expenses and related exit costs consisting of severance costs ($5.8 million), legal, printing and accounting fees incurred in connection with the May 2006 selling shareholder offering of our common stock ($2.1 million), and other professional fees ($1.8 million) directly attributable to the March 7, 2006 merger with Archipelago. NYSE Group did not incur any similar expenses in the same period a year ago.

Market Compensation

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$41.0	$32.5	26.2%
Stock-based compensation	3.9	-	100.0%
Benefits and other	16.0	13.8	15.9%
	$60.9	$46.3	31.5%

Compensation. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, compensation was up $14.6 million, or 31.5%. The employees of NYSE Arca accounted for $15.5 million of this increase. Excluding the impact of NYSE Arca’s consolidation and stock based compensation during the three months ended June 30, 2006, compensation decreased by $4.8 million primarily due to cost savings initiatives. NYSE Group did not record any stock-based compensation in the same period a year ago.

Liquidity payments. For the three months ended June 30, 2006, NYSE Arca incurred liquidity payments of $74.8 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Routing and clearing. For the three months ended June 30, 2006, NYSE Arca incurred routing and clearing fees of $23.4 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Regulatory services provided to Market. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, regulatory services provided to Market increased $1.6 million or 5.5%. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger with NYSE Arca.

Systems and SIAC Support. For the three months ended June 30, 2006, compared to three months ended June 30, 2005, systems related costs decreased $4.6 million, or 6.4%. For the three months ended June 30, 2006, the operations of NYSE Arca accounted for $5.9 million of the $13.1 million of systems and communications. SIAC support costs decreased by 17.3% to $54.4 million due to structural cost effectiveness efforts, which resulted in lower data processing operations and systems development costs, lower headcount and increased utilization rates.

Professional Services. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, professional services decreased $4.1 million, or 17.1%. This decrease was primarily due to reduced legal fees and the achievement of certain integration synergies.

Depreciation and Amortization. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, depreciation and amortization increased $11.6 million, or 75.6%. The operations of NYSE Arca represented $8.9 million of the increase following the March 7, 2006 merger with Archipelago. The remaining $2.7 million increase was associated with capital expenditures on technology and infrastructure.

Occupancy. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, occupancy increased $3.8 million, or 57.8%, which was primarily the result of the consolidation of NYSE Arca’s operations following the completion of the March 7, 2006 merger with Archipelago.

Marketing and other. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, marketing and other expenses increased $8.3 million, or 61.7%, primarily as a result of continued increase in advertising and promotion activity, as well as higher insurance premiums and additional expenses incurred as a public company.

SIAC Services Segment Results - Expenses

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Expenses:
Compensation	$50.3	$57.5	(12.4)%
Systems and communications	14.2	22.8	(37.6)%
Professional services	8.9	11.0	(18.8)%
Depreciation and amortization	7.8	9.9	(21.0)%
Occupancy	8.5	8.0	5.7%
Marketing and other	4.2	2.2	81.1%
Total expenses	$93.9	$111.4	(15.7)%

SIAC Services Compensation

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$37.7	$42.9	(12.1)%
Stock-based compensation	1.9	-	100.0%
Benefits and other	10.7	14.6	(26.7)%
	$50.3	$57.5	(12.4)%

Compensation. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, compensation decreased $7.2 million, or 12.4%. This decrease was primarily due to cost reduction initiatives and the resulting decrease in average headcount, partially offset by $1.9 million of stock based compensation recognized for restricted stock units granted at the date of the merger with NYSE Arca.

Systems and communications. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, systems and communication expenses decreased $8.6 million, or 37.6%, to $14.2 million, primarily as a result of cost containment initiatives.

Professional Services. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, professional services decreased $2.1 million, or 18.8%, to $8.9 million. Lower average contract staff and decreased temporary support for trading operations contributed to the reduction.

Depreciation and Amortization. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, depreciation and amortization expense decreased $2.1 million, or 21.0% period over period, to $7.8 million, as the number of assets reaching full depreciation outpaced capital expenditures.

Occupancy. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, occupancy costs increased by $0.5 million, or 5.7%, to $8.5 million due to increased operating expenses.

Marketing and other. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, marketing and other expenses increased $2.0 million to $4.2 million.

Regulation Segment Results - Expenses

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Compensation	$29.1	$26.4	10.2%
Market services provided to Regulation	29.7	31.1	(4.4)%
Systems and communications	0.5	0.2	117.7%
Professional services	1.8	0.3	489.9%
Depreciation and amortization	1.3	1.2	5.3%
Occupancy	2.5	2.4	4.5%
Marketing and other	2.2	1.9	17.5%
Total expenses	$67.1	$63.5	5.6%

Regulation Compensation

	Three months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$22.5	$19.9	13.1%
Deferred compensation award	1.8	-	100.0%
Benefits and other	4.8	6.5	(26.2)%
	$29.1	$26.4	10.2%

Compensation. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, compensation increased $2.7 million, or 10.2%, to $29.1 million. This increase was primarily due to $1.8 million of cash awards granted to Regulation employees at the time of the merger coupled with a modest increase in the average Regulation headcount.

Market services provided to Regulation. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, market services provided to Regulation decreased $1.4 million, or 4.4%. The decrease was due to cost savings initiatives.

Professional services. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, professional services increased $1.5 million, to $1.8 million. These costs increased as newly established mandatory regulatory audits commenced during 2006.

Regulation’s other operating expenses, including systems and communications, depreciation and amortization as well as marketing and general and administrative expenses were relatively stable period over period.

Regulatory Fine Income

For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, fine income increased $5.0 million to $6.2 million. Regulatory fines result from actions taken by Regulation in its oversight of member organizations and accordingly may vary period over period.

Investment and Other Income, Net

The components of investment and other income, net, were as follows:

	Three months ended June 30,
Dollars (in Millions)	2006	2005
Investment income, net	$9.1	$9.8
Other income	7.9	3.1
Total	$17.0	$12.9

The decrease in investment income, net, is primarily attributable to a decrease in the average investment portfolio subsequent payments to the former members which is somewhat offset by the increased interest rates on our cash balances and investment portfolio. The increase in other income primarily relates to insurance reimbursements received which may vary period over period.

Income Taxes

The consolidated effective tax rate for the three months ended June 30, 2006 and June 30, 2005 was 38.1% and 34.3%, respectively. For the three months ended June 30, 2006, we provided for income taxes at a 41.0% combined federal, state and local tax rate. Our 38.1% consolidated effective rate for the three months ended June 30, 2006 reflected certain tax refunds.

Six Months Ended June 30, 2006 Versus Six Months Ended June 30, 2005

The following table sets forth NYSE Group’s consolidated statements of income for the six months ended June 30, 2006 and 2005, as well as the percentage increase or decrease for each consolidated statement of income item for the six months ended June 30, 2006, as compared to such item for the six months ended June 30, 2005:

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Revenues
Activity assessment	$329.0	$234.7	40.2%
Transaction	274.2	75.8	261.7%
Listing	177.2	171.5	3.3%
Market data	108.6	90.4	20.1%
Data processing	81.3	92.7	(12.3)%
Regulatory	85.2	62.2	36.8%
Licensing, facility and other	59.1	28.0	110.7%
Total revenues	1,114.6	755.3	47.6%
Section 31 fees	(329.0)	(234.7)	40.2%
Merger expenses and related exit costs	(12.3)	-	100.0%
Compensation	(306.9)	(257.0)	19.4%
Liquidity payments	(93.8)	-	100.0%
Routing and clearing	(29.6)	-	100.0%
Systems and communications	(60.6)	(63.8)	(5.0)%
Professional services	(57.3)	(61.1)	(6.1)%
Depreciation and amortization	(64.2)	(52.6)	22.1%
Occupancy	(40.1)	(33.9)	18.0%
Marketing and other	(47.0)	(31.8)	48.1%
Regulatory fine income	23.2	22.0	5.4%
Operating income	97.0	42.4	128.5%
Investment and other income, net	33.8	23.2	45.9%
Gain on sale of equity investment	20.9	-	100.0%
Income before taxes and minority interest	151.7	65.6	131.2%
Provision for income taxes	(58.3)	(26.2)	122.2%
Minority interest in income of consolidated subsidiary	(1.9)	(0.4)	375.0%
Net income	$91.5	$39.0	134.6%

Consolidated Results

For the six months ended June 30, 2006, the results of operations of NYSE Group included the results of the NYSE, SIAC and the results of operations of NYSE Arca since the March 7, 2006 merger with Archipelago. For the same period a year ago, the results of operations of NYSE Group only included the results of the NYSE and SIAC.

For the six months ended June 30, 2006, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $785.6 million, $97.0 million and $91.5 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $520.6 million, $42.4 million and $39.0 million, respectively, for the six months ended June 30, 2005.

The $265.0 million increase in revenues (excluding activity assessment fees), $54.6 million increase in operating income and $52.5 million increase in net income for the period reflect the following principal factors:

Increased revenues - NYSE Arca’s results of operations were consolidated for the full six months ended June 30, 2006 and contributed revenues of $226.6 million (excluding activity assessment fees), which was the primary driver of the period-over-period increase.

Increased operating income - The period over period increase in operating income of $54.6 million was the result of (i) NYSE Arca’s contribution to operating income of $45.8 million for the six months ended June 30, 2006 partially offset by (ii) $37.3 million of compensation expense recorded at the time of the merger following the immediate vesting of approximately 600,000 restricted stock units granted to NYSE employees, and the immediate vesting of other compensation arrangements with NYSE Regulation employees.

Improved net income - Period over period, net income increased $52.5 million primarily as a result of increased operating revenue as well as $20.9 million gain recognized on the sale of shares of DTCC common stock in March 2006.

Segment Results

Market Segment Results - Revenues

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Activity assessment	$329.0	$234.7	40.2%
Transaction	274.2	75.8	261.7%
Listing	177.2	171.5	3.3%
Market data	108.6	90.4	20.1%
Market services provided to Regulation	71.1	59.6	19.1%
Licensing, facility and other	59.1	28.0	110.7%
Total revenues	$1,019.2	$660.0	54.4%

Transaction - For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, transaction fees increased by $198.4 million, or 261.7%, primarily as a result of NYSE Arca’s contribution since the completion of the merger on March 7, 2006.

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

	Six months ended June 30,
	2006		2005		Percent Increase (Decrease)
	As reported	As billed	As reported	As billed	As reported	As billed
Annual fees	$132.1	$132.1	$126.4	$126.4	4.5%	4.5%
Original fees	45.1	39.6	45.1	42.5	-	(6.8)%
	$177.2	$171.7	$171.5	$168.9	3.3%	1.7%

For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, listing fee revenue increased $5.7 million, or 3.3%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original listing fees. Original listing fees are deferred and recognized over the estimated service periods ranging from 5 to 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $132.1 million on both an as reported and billed basis for the six months ended June 30, 2006, compared with $126.4 million on both an as reported and billed basis for the six months ended June 30, 2005, an increase of 4.5%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 387 billion to 408 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

Original listing fees amounted to $45.1 million on an as reported basis. On a billed basis, original listing fees totaled $39.6 million for the six months ended June 30, 2006 compared with $42.5 million, a 6.8% decrease, for the same period a year ago. The decrease was due to reduced new issue listings, from 73 to 53 driven primarily by a reduction in the number of new closed end fund listings which are highly interest rate sensitive.

Market Data - For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, market data fees increased $18.2 million, or 20.1%, primarily from the contribution of NYSE Arca since the completion of the merger on March 7, 2006.

Market services provided to Regulation - For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, Market services provided to Regulation increased $11.5 million, or 19.1%. Market provides these services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions to support the operations of Regulation. The increase was primarily driven by the additional investment in technology supporting Regulation and increased compensation costs for vesting of restricted stock units granted to Market employees following the merger with NYSE Arca.

Licensing, facility and other - For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, licensing and facility fees increased $31.1 million, or 110.7%. License trading fees represented $20.5 million of the increase. Also driving the increase was the new pricing for certain facility charges implemented in January 2006. NYSE Group did not generate licensing fees in the same period a year ago.

SIAC Services Segment Results - Revenue

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Data processing - non-NYSE	$81.3	$92.7	(12.3)%
Data processing - NYSE	111.8	127.9	(12.6)%
Total revenues	$193.1	$220.6	(12.5)%

Data processing - non-NYSE - For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, data processing fees decreased $11.4 million, or 12.3%, to $81.3 million. The decline is due to reduced level of services provided to SIAC’s major customers.

Data processing - NYSE - For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, data processing fees decreased $16.1 million, or 12.6%, to $111.8 million. These fees decreased due to cost reduction initiatives.

Regulation Segment Results - Revenues

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Regulatory	$85.2	$62.2	36.8%
Regulatory services provided to Market	68.0	56.1	21.4%
Total revenues	$153.2	$118.3	29.5%

Regulatory Fees - For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, regulatory fees increased $23.0 million, or 36.8%, to $85.2 million. For the six months ended June 30, 2006, NYSE Arca contributed regulatory fees of $3.5 million. The remaining $19.5 million increase was due to higher reported Gross FOCUS revenues ($127.3 billion compared to $84.8 billion period over period).

Regulatory services provided to Market - For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, regulatory services provided to Market increased $11.9 million or 21.4%. These services, which include costs associated with surveillance, examination and enforcement with respect to Market activities, and overseeing compliance by listed companies, are provided by Regulation. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger with NYSE Arca.

Market Segment Results - Expenses

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Section 31 fees	$329.0	$234.7	40.2%
Merger expenses and related exit costs	12.3	-	100.0%
Compensation	134.1	92.0	45.8%
Liquidity payments	93.8	-	100.0%
Routing and clearing	29.6	-	100.0%
Regulatory services provided to Market	68.0	56.1	21.4%
Systems and communications	19.6	13.2	48.5%
SIAC support (1)	111.8	127.9	(12.6)%
Professional services	39.4	41.2	(4.4)%
Depreciation and amortization	45.8	30.3	51.3%
Occupancy	18.2	13.5	35.4%
Marketing and other	36.9	23.7	55.3%
Total expenses	$938.5	$632.6	48.4%

(1)  Market’s SIAC support expense will not equal SIAC Services’ revenues from Data processing - NYSE as certain fees billed to the NYSE by SIAC relate to software developed for the NYSE’s internal use, and as a result a portion of these fees incurred during the application development stage has been capitalized.

  Merger expenses and related exit costs. For the six months ended June 30, 2006, we incurred $12.3 million in merger expenses and related exit costs consisting of severance costs ($5.8 million), legal, printing and accounting fees incurred in connection with the completion of the merger as well as the May 2006 selling shareholder offering of our common stock ($4.0 million), and other professional fees ($2.5 million) directly attributable to the March 7, 2006 merger with Archipelago. NYSE Group did not incur any similar expenses in the same period a year ago.

Market Compensation

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$76.7	$64.3	19.3%
Stock based compensation	25.0	-	100.0%
Benefits and other	32.4	27.7	17.0%
	$134.1	$92.0	45.8%

Compensation. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, compensation was up $42.1 million, or 45.8%. The employees of NYSE Arca accounted for $19.8 million of this increase following the completion of the merger on March 7, 2006. Excluding the impact of NYSE Arca’s consolidation during the six months ended June 30, 2006, compensation increased by $22.3 million. This increase was primarily due to $25.0 million recognized for certain restricted stock units granted to NYSE Market employees following the merger with NYSE Arca and other stock based compensation, including a $21.0 million charge recorded at the time of the merger for the immediate vesting of certain restricted stock units. NYSE Group did not record any stock-based compensation in the same period a year ago. Excluding the impact of NYSE Arca’s results and stock based compensation awards, compensation decreased by $2.7 million, primarily in relation to cost savings initiatives.

Liquidity payments. For the six months ended June 30, 2006, NYSE Arca incurred liquidity payments of $93.8 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Routing and clearing. For the six months ended June 30, 2006, NYSE Arca incurred routing and clearing fees of $29.6 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Regulatory services provided to Market. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, regulatory services provided to Market increased $11.9 million or 21.4%. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger with NYSE Arca.

Systems and SIAC Support. For the six months ended June 30, 2006, compared to six months ended June 30, 2005, systems related costs decreased $9.7 million, or 6.9%. For the six months ended June 30, 2006, the newly acquired operations of NYSE Arca accounted for $7.8 million of the $19.6 million of systems and communications. Other systems and communications expenses decreased $1.4 million as a result of cost reduction initiatives. SIAC support costs decreased by 12.6% to $111.8 million due to structural cost effectiveness efforts, which resulted in lower data processing operations and systems development costs, lower headcount and increased utilization rates.

Professional Services. For the six months ended June 30, 2006, compared to the year ended June 30, 2005, professional services decreased $1.8 million or 4.4%. NYSE Arca accounted for $4.5 million of the $39.4 million. Excluding the impact of NYSE Arca’s consolidation during the six months ended June 30, 2006, professional services decreased by $6.3 million primarily due to reduced legal fees.

Depreciation and Amortization. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, depreciation and amortization increased $15.5 million, or 51.3%. The operations of NYSE Arca represented $11.3 million of the increase following the March 7, 2006 completion of our merger. The remaining $4.2 million increase was chiefly associated with continued capital expenditures on technology and infrastructure.

Occupancy. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, occupancy increased $4.7 million or 35.4%, which was primarily the result of the consolidation of NYSE Arca’s operations following the completion of the March 7, 2006 merger.

Marketing and other. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, marketing and other expenses increased $13.2 million, or 55.3%, primarily as a result of increased advertising and promotion activity as part of the merger, as well as higher insurance premiums and additional expenses incurred as a public company.

SIAC Services Segment Results - Expenses

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Compensation	$113.1	$115.7	(2.2)%
Systems and communications	33.7	45.0	(25.1)%
Professional services	17.5	21.0	(16.8)%
Depreciation and amortization	16.1	19.9	(19.2)%
Occupancy	16.8	15.6	7.7%
Marketing and other	6.6	4.7	41.5%
Total expenses	$203.8	$221.9	(8.1)%

SIAC Services Compensation

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$75.5	$84.1	(10.2)%
Stock-based compensation	15.6	-	100.0%
Benefits and other	22.0	31.6	(30.4)%
	$113.1	$115.7	(2.2)%

Compensation. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, compensation decreased $2.6 million, or 2.2%. This decrease was primarily due to cost reduction initiatives and the resulting decrease in average headcount, which was partially offset by $15.6 million of stock based compensation recognized for certain restricted stock units granted to SIAC employees following the merger with NYSE Arca, including a $13.6 million charge recorded at the time of the merger for the immediate vesting of certain restricted stock units.

Systems and communications. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, systems and communication expenses decreased $11.3 million, or 25.1%, to $33.7 million, primarily as a result of cost containment initiatives.

Professional Services. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, professional services decreased $3.5 million, or 16.8%, to $17.5 million. Lower average contract staff and decreased temporary support for trading operations contributed to the reduction.

Depreciation and Amortization. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, depreciation and amortization expense decreased $3.8 million, or 19.2%, period over period, to $16.1 million, as the number of assets reaching full depreciation outpaced capital expenditures.

Occupancy. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, occupancy costs increased by $1.2 million, or 7.7%, to $16.8 million due to increased operating expenses.

Marketing and other. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, marketing and other costs increased by $1.9 million, or 41.5%.

Regulation Segment Results - Expenses

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Compensation	$63.8	$52.6	21.3%
Market services provided to Regulation	71.1	59.6	19.1%
Systems and communications	0.7	0.4	88.6%
Professional services	2.8	0.8	264.2%
Depreciation and amortization	2.4	2.5	(3.0)%
Occupancy	5.0	4.9	3.1%
Marketing and other	3.5	3.2	4.3%
Total expenses	$149.3	$124.0	20.4%

Regulation Compensation

	Six months ended June 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$45.0	$39.1	15.1%
Deferred compensation award	6.7	-	100.0%
Benefits and other	12.1	13.5	(10.4)%
	$63.8	$52.6	21.3%

Compensation. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, compensation increased $11.2 million, or 21.3%, to $63.8 million. This increase was primarily due to the $6.7 million recognition of certain cash awards granted to NYSE employees at the time of the merger coupled with a modest increase in headcount and related increased compensation costs within Regulation.

Market services provided to Regulation. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, market services provided to Regulation increased $11.5 million, or 19.1%, to $71.1 million. The increase was primarily driven by increased compensation costs for vesting of restricted stock units granted to Market employees following the merger with NYSE Arca.

Professional services. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, professional services increased $2.0 million to $2.8 million. These costs increased as newly established mandatory regulatory audits commenced during 2006.

Regulation’s other operating expenses, including systems and communications, depreciation and amortization as well as marketing and general and administrative expenses were relatively stable period over period.

Regulatory Fine Income

For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, fine income increased $1.2 million, or 5.4%. Regulatory fines result from actions taken by Regulation in its oversight of member organizations and accordingly may vary period over period.

Investment and Other Income, Net

The components of investment and other income, net, were as follows:

	Six months ended June 30,
Dollars (in Millions)	2006	2005
Investment income, net	$19.2	$15.5
Other income	14.6	7.7
Total	$33.8	$23.2

The increase in investment income, net, is primarily attributable to the increased interest rates on our cash balances and investment portfolio. The increase in other income relates to insurance reimbursements received which may vary period over period.

Gain on Sale of Equity Investment

On March 28, 2006, NYSE Group sold its shares of DTCC common stock for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain that is included in gain on sale of equity investment in the condensed consolidated statement of income for the six months ended June 30, 2006. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of NYSE and Archipelago.

Income Taxes

The consolidated effective tax rate for the six months ended June 30, 2006 and June 30, 2005 was 38.4% and 40.0%, respectively. The decrease was primarily associated with the $20.9 million gain on sale of equity investment during 2006, which was taxed at approximately 35% and from certain refunds.

Liquidity and Capital Resources

Historically, NYSE Group’s primary source of liquidity has been cash generated by the NYSE’s operations, and NYSE Group’s liquidity requirements have been for working capital, capital expenditures and general corporate use.

NYSE Group’s working capital was $558.2 million at June 30, 2006, and capital expenditures equaled $39.8 million for the six months ended June 30, 2006. Capital expenditures related primarily to the development and maintenance of corporate and regulatory systems and to trading technology, including expenditures relating to the development and implementation of NYSE Hybrid Market and compliance with Regulation NMS.

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

At June 30, 2006, NYSE Group had $272.7 million of cash and cash equivalents, an increase of $229.2 million from its cash and cash equivalents at December 31, 2005. Current assets readily convertible into cash include accounts receivable, securities purchased under agreements to resell and marketable securities. These assets totaled $1,147.1 million at June 30, 2006 and, when combined with cash and cash equivalents, represented 91.1% of NYSE Group’s current assets.

Under the terms of the operating agreement of the New York Stock Exchange, LLC, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of June 30, 2006, NYSE Group did not have any significant restricted cash balance.

With respect to investment activities, the boards of directors of NYSE Group and SIAC have separately approved investment policies for externally managed portfolios. The goals of these policies are to preserve principal, maintain adequate liquidity at all times to fund budgeted operating and capital requirements, and to maximize returns relative to investing guidelines and market conditions. NYSE Group’s current policies prevent it from investing directly in any equity type investment, however, this policy can be modified at the discretion of the chief executive officer and chief financial officer of NYSE Group, based on the delegation of authority by the board of directors. SIAC’s policies permit investing in equity funds. Participants in supplemental executive savings and other deferred compensation plans are permitted to invest in equity funds. Under NYSE Group’s policies, it may invest only in securities that are rated AA or better by two nationally recognized rating organizations and that are in U.S. dollar denominations. A portion of SIAC’s portfolio is used to fund its non-qualified benefit obligations. The average duration of the portfolios for both the NYSE Group and SIAC must not exceed two years. Both NYSE Group and SIAC periodically review their respective policies and investment managers.

As of June 30, 2006, NYSE Group had no outstanding short-term or long-term debt.

NYSE Group believes that cash flows from operating activities and financing capabilities along with future cash flows from operations are sufficient to meet the needs of its current operations. If existing cash balances are insufficient, NYSE Group intends to seek additional financing. NYSE Group may not be able to obtain additional financing on acceptable terms or at all.

Net cash provided by operating activities equaled $243.4 million for the six months ended June 30, 2006, consisting of net income of $91.5 million and the effects of non-cash items, such as depreciation, which does not adversely affect cash flows. Also, during the six months ended June 30, 2006, NYSE Group remitted $232.1 million to the SEC for Section 31 fees.

Net cash provided by investing activities equaled $479.9 million for the six months ended June 30, 2006. NYSE Group acquired $218.2 million of cash in connection with the Archipelago merger. Net sales in investment securities and securities purchased under agreements to resell of $275.7 million were liquidated to partially fund the $409.8 million distribution to NYSE former members.

As part of the merger, NYSE Group’s financing activities included a total cash distribution of $506.2 million (consisting of a $409.8 million cash distribution and a $96.4 million dividend) to the NYSE’s former members during the six months ended June 30, 2006.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 addresses how a reporting company accounts for all tax positions including the uncertain tax positions reflected or expects to be reflected in the company's past or future tax returns. The interpretation also requires the company to recognize interest and penalties associated with the uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, that the implementation of FIN 48 will have on our financial condition, results of operations and cash flows.

In July 2006, the FASB affirmed its previous decision to make the recognition provision of its proposed standard, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, effective for public companies for fiscal years ending after December 15, 2006. This decision requires the recognition on the statement of financial condition of the funded status of pension and other postretirement benefit plans. We are currently evaluating the potential impact, if any, that the implementation will have on our stockholders’ equity.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative disclosures about market risk from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, of NYSE Group and its subsidiaries. Based upon that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report. In July 2006, we substantially completed a company-wide implementation of a single general ledger system. As of August 1, 2006, all of our subsidiaries were using this system. We have reviewed the internal controls affected by this implementation and believe that the internal controls surrounding the general ledger system, as modified, are appropriate and functioning effectively.

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2005, as updated by Part II, Item 1 of our quarterly report on Form 10-Q for the period ended March 31, 2006.

In re NYSE Specialists Securities Litigation

On June 2, 2006, plaintiffs filed in the U.S. Court of Appeals for the 2d Circuit an opening brief in support of their appeal from the decision of the U.S. District Court for the Southern District of New York entering a final judgment in favor of NYSE. NYSE filed its brief in opposition on August 2, 2006.

Merger-Related Litigation

In March 2006, Janet Hyman and Sylvia Lief, each a former NYSE member, filed separate complaints in New York Supreme Court against NYSE and John A. Thain. The complaints sought compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose NYSE’s merger discussions with Archipelago prior to the sale of plaintiffs’ NYSE memberships on March 1 and 2, 2005, respectively.

On April 19, 2006, NYSE and Mr. Thain served motions to dismiss the Hyman and Lief complaints. On June 9, 2006, Ms. Hyman and Ms. Lief each served an amended complaint, which added an additional cause of action for breach of fiduciary duty and a new cause of action for negligence. On June 22, 2006, D. Paul Rittmaster, another former NYSE member represented by the same law firm as Ms. Hyman and Ms. Lief, filed a complaint in New York Supreme Court against NYSE and Mr. Thain asserting the same causes of action alleged in the amended complaints of Hyman and Lief. On July 28, 2006, NYSE and Mr. Thain served a motion to dismiss the Hyman and Lief amended complaints and the Rittmaster complaint on the grounds, among others, that defendants had no legal duty to make the disclosures plaintiffs assert they should have made.

Compensation-Related Litigation

On July 26, 2006, the court denied the motion of defendant Kenneth Langone for summary judgment in his favor on the single cause of action asserted against him by the New York Attorney General; Mr. Langone has appealed that denial. On July 17, 2006, NYSE and former NYSE Chairman John S. Reed filed motions for summary judgment dismissing all of Richard Grasso’s counterclaims against them. On July 31, 2006, the New York Attorney General filed a motion for partial summary judgment in its favor on claims asserted against Mr. Grasso, and Mr. Grasso filed motions for summary judgment in his favor with respect to three of the six causes of action asserted against him by the Attorney General. Mr. Grasso also has moved for summary judgment dismissing the one claim asserted by the Attorney General against NYSE. In addition, defendant Carl McCall has moved for summary judgment dismissing the third-party claims asserted against him by Mr. Grasso. On August 8, 2006, the court ruled that the New York Attorney General’s claim against Mr. Grasso for restitution and imposition of a constructive trust is an equitable claim that must be tried to the court rather than to a jury, and that it will commence trial of that claim (which will be tried separately from all other claims asserted in the case) on October 16, 2006. The appellate court has not yet rendered a decision on Mr. Grasso’s appeal of the trial court’s denial of his motion to dismiss four of the six claims against him, including the claim for restitution and imposition of a constructive trust now scheduled for trial in October.

Employment-Related Litigation

On April 20, 2006, Graciela DaSilva, Vjoca Selmanovic and Robin Max Morris filed a complaint in the U.S. District Court for the Southern District of New York against NYSE Group, Building Maintenance Service, LLC (“BMS”), a cleaning service contractor, and five unnamed corporations, seeking compensatory and punitive damages for alleged gender discrimination and retaliation in violation of federal and local laws. Ms. DaSilva currently is employed as a porter by NYSE Group; Mr. Morris previously was employed by NYSE as a supervisor of porters. Mr. Selmanovic previously was employed as a porter by BMS. On May 24, 2006, NYSE Group filed an answer to the complaint in which it denied allegations of wrongdoing and asserted various defenses.

Other Matters

On or about April 25, 2006, the Independent Broker Action Committee, Inc. (“IBAC”), which describes itself as a not-for-profit corporation whose membership consists of independent NYSE brokers, filed a petition in the U.S. Court of Appeals for the District of Columbia (“DC Circuit”) seeking review of two orders issued by the SEC (Exchange Act Releases No. 34-53539 (March 22, 2006) and 34-53382 (February 27, 2006) (the “Orders”)) insofar as they relate to the creation of the NYSE Hybrid MarketSM and NYSE’s proposed method of allocating trading rights. The petition named the SEC as respondent and asked the court to vacate Exchange Act Release No. 34-53539 regarding the NYSE Hybrid MarketSM and that portion of Exchange Act Release No. 34-53382 that approved NYSE’s proposed method of allocating trading rights at NYSE through annual trading licenses, and to remand the matter to the SEC for further proceedings. IBAC also asked the SEC to stay the authorization given to NYSE under Exchange Act Release No. 34-53539 to implement subsequent phases of the NYSE Hybrid MarketSM , pending the court’s resolution of IBAC’s petition for review.

NYSE submitted an opposition to IBAC’s stay request before the SEC and was granted leave to intervene to oppose IBAC’s petition before the DC Circuit. Following joint requests to the SEC and the DC Circuit, the SEC has deferred ruling on IBAC’s stay request and the DC Circuit has deferred briefing on the petition itself, to allow IBAC to determine whether it wishes to continue to pursue the petition in light of subsequent developments with regard to the NYSE Hybrid MarketSM.

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

Item 1A.  Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2005.

Uncertainty related to our proposed combination with Euronext and contractual restrictions while the combination is pending could adversely affect our business.

Uncertainty about when and whether the combination will be completed and about the effects of the combination may have an adverse effect on our business. These uncertainties could cause market professionals and others that deal with us to seek to change their existing business relationships with us, which could negatively affect our growth, revenues and results of operations. In addition, the combination agreement restricts us from taking specified actions without Euronext’s approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the combination.

Failure to complete the combination with Euronext could negatively impact our stock price, future business and financial results.

Completion of the combination is subject to various conditions, including the approval by our stockholders and the shareholders of Euronext, as well as regulatory approvals. There is no assurance that the combination will be approved, and there is no assurance that the other conditions to the completion of the combination will be satisfied. If the combination is not completed, we will be subject to risks such as the following:

•
because the current price of our common stock may reflect a market assumption that we will complete the combination, a failure to complete the combination could result in a negative perception of us and a decline in the price of our common stock;

•
we will be required to pay certain costs relating to the combination, such as legal, accounting and financial advisory fees, and, under certain circumstances, we also may be required to pay certain expenses of Euronext;

•
the combination may distract our management and employees from day-to-day operations and require substantial commitments of time and resources, which they otherwise could have devoted to other opportunities that could have been beneficial to us; and

•	we would continue to face the risks that we currently face as an independent company.

Item 4.  Submission of Matters to a Vote of Security Holders

The shareholders of NYSE Group voted on two items at the Annual Meeting of Shareholders held on June 1, 2006:

1.	the election of eleven directors to terms ending in 2007 and
2.	a proposal to ratify the appointment of PriceWaterhouseCoopers LLP as the independent registered public accounting firm for 2006.

The nominees for directors were elected based upon the following votes:

Director	Votes For	Votes Withheld
Marshall N. Carter	104,964,255	2,412,344
John A. Thain	104,938,317	2,438,282
Ellyn L. Brown	100,675,495	6,701,104
William E. Ford	100,358,148	7,018,451
Shirley Ann Jackson	100,217,169	7,159,430
James S. McDonald	100,622,348	6,754,251
Duncan M. McFarland	100,703,948	6,672,651
James J. McNulty	100,700,525	6,676,074
Alice M. Rivlin	100,104,641	7,271,958
Robert B. Shapiro	100,453,678	6,922,921
Karl M. von der Heyden	100,464,585	6,912,014

The proposal to ratify the appointment of PriceWaterhouseCoopers LLP as independent registered public accounting firm for 2006 received the following votes:

Votes
For	105,820,914
Against	712,370
Abstentions	843,315

There were no broker non-votes for this item.

Item 6.  Exhibits

Exhibit No.	Description
2.1	Combination Agreement, dated as of June 1, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc.[1]
3.1	Amended and Restated Certificate of Incorporation of NYSE Group, Inc.[2]
3.2	Amended and Restated Bylaws of NYSE Group, Inc.[3]
10.1	NYSE Group, Inc. 2006 Stock Incentive Plan[4]
31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350

___________________________
1 Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (File No. 1-32829) filed on June 2, 2006.
2 Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 8-A (File No. 1-32829) filed on March 7, 2006.
3 Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 8-A (File No. 1-32829) filed on March 7, 2006.
4 Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K (File No. 1-32829) filed on June 7, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Group has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Group, Inc.

Date:	August 11, 2006	By:	/s/ Nelson Chai
Nelson Chai
Chief Financial Officer