Form 10-Q
period 2006-09-30
NYSE Group, Inc.
filed 2006-11-13
CIK 1326579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large Accelerated Filer ࿠Accelerated Filer ࿠ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of November 1, 2006, the registrant had approximately 156.2 million shares of common stock, $0.01 par value per share, outstanding.

INDEX

Page
PART I - FINANCIAL INFORMATION

CERTAIN TERMS

Throughout this report, unless otherwise specified or if the context otherwise requires:

•	“NYSE Group,” “we,” “us” and “our” refers to NYSE Group, Inc., a Delaware corporation, and its subsidiaries;

•
“NYSE” refers to (1) prior to the completion of the March 7, 2006 merger between the New York Stock Exchange, Inc. and Archipelago, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation and a registered U.S. national securities exchange, and (2) after the completion of the merger, New York Stock Exchange LLC, a New York limited liability company and a registered U.S. national securities exchange, and its subsidiaries, NYSE Market, Inc., a Delaware corporation (“NYSE Market”), and NYSE Regulation, Inc., a New York not-for-profit corporation (“NYSE Regulation”);

•	“Archipelago” refers to Archipelago Holdings, Inc., a Delaware corporation, and, where the context requires, its predecessor, Archipelago Holdings, LLC, a Delaware limited liability company;

•
“NYSE Arca” refers to NYSE Arca, L.L.C., a Delaware limited liability company (formerly known as Archipelago Exchange, L.L.C.), NYSE Arca, Inc., a Delaware corporation, and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.);

•	“NYSE Arca, Inc.,” where that specific term is used, refers to the entity registered as a U.S. national securities exchange (formerly known as the Pacific Exchange, Inc.);

•
“Euronext” refers to Euronext N.V., a company organized under the laws of the Netherlands or, as the context requires, any company succeeding Euronext N.V. upon the implementation of the post-closing reorganization contemplated under the combination agreement, in each case, including its subsidiaries;

•	“NYSE Euronext” refers to NYSE Euronext, Inc., a newly formed Delaware Corporation that will be renamed “NYSE Euronext” upon completion of the combination, and its subsidiaries;

•
“combination” refers to the proposed combination of NYSE Group and Euronext and certain related transactions which upon completion would combine the businesses of NYSE Group and Euronext under NYSE Euronext; and

•
“combination agreement” refers to the Combination Agreement, dated as of June 1, 2006, by and among NYSE Group, Euronext, NYSE Euronext, and Jefferson Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of NYSE Euronext.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ended June 30, 2006.

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

ii

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,604	$43,492
Investment securities, at fair value	522,046	980,591
Securities purchased under agreements to resell	64,600	127,888
Accounts receivable, net	284,133	184,185
Deferred income taxes	89,847	91,919
Other assets	43,224	36,142
Total current assets	1,259,454	1,464,217

Property and equipment, net	393,000	343,534
Goodwill	535,790	-
Other intangible assets, net	582,984	-
Deferred income taxes	344,009	290,145
Other assets	104,925	106,249
Total assets	$3,220,162	$2,204,145

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$344,793	$322,263
Section 31 fees payable	64,600	232,146
Deferred revenue	174,320	105,313
Deferred income taxes	50,751	25,238
Total current liabilities	634,464	684,960

Accrued employee benefits	332,638	323,373
Deferred revenue	320,971	329,197
Deferred income taxes	267,440	9,289
Other liabilities	23,395	23,037
Total liabilities	1,578,908	1,369,856

Minority interest	38,092	35,164

Commitments and contingencies

Stockholders’ equity
Members’ equity	-	807,781
Common stock, $0.01 par value, 400,000 shares authorized; 157,787 shares issued; 156,142 shares outstanding	1,578	-
Common stock held in treasury, at cost: 1,645 shares	(65,569)	-
Additional paid-in capital	1,542,057	-
Retained earnings	130,847	-
Accumulated other comprehensive loss	(5,751)	(8,656)
Total stockholders’ equity	1,603,162	799,125
Total liabilities and stockholders’ equity	$3,220,162	$2,204,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
Activity assessment	$163,408	$198,660	$492,383	$433,373
Transaction	179,979	32,633	454,139	108,392
Listing	89,019	85,428	266,255	256,888
Market data	57,510	42,989	166,115	133,429
Data processing	27,697	44,098	108,969	136,764
Regulatory	50,136	34,437	135,300	96,671
Licensing, facility and other	35,188	14,158	94,252	42,197
Total revenues	602,937	452,403	1,717,413	1,207,714
Section 31 fees	(163,408)	(198,660)	(492,383)	(433,373)
Merger expenses and related exit costs	(7,701)	-	(21,038)	-
Compensation	(130,211)	(124,831)	(436,840)	(381,845)
Liquidity payments	(66,173)	-	(159,964)	-
Routing and clearing	(20,084)	-	(49,687)	-
Systems and communications	(30,382)	(28,951)	(90,966)	(92,746)
Professional services	(28,333)	(29,275)	(85,527)	(90,326)
Depreciation and amortization	(35,120)	(25,903)	(99,360)	(78,522)
Occupancy	(22,872)	(17,649)	(62,936)	(51,588)
Marketing and other	(23,922)	(14,497)	(70,246)	(46,255)
Regulatory fine income	10,680	10,896	33,841	32,872
Operating income	85,411	23,533	182,307	65,931
Investment and other income, net	29,433	13,366	63,271	36,558
Gain on sale of equity investment	-	-	20,925	-
Income before income tax provision and minority interest	114,844	36,899	266,503	102,489
Income tax provision	(46,252)	(14,064)	(104,517)	(40,288)
Minority interest in income of consolidated subsidiary	(627)	(835)	(2,500)	(1,195)
Net income	$67,965	$22,000	$159,486	$61,006

Basic earnings per share	$0.43	$0.19	$1.09	$0.53
Diluted earnings per share	$0.43	$0.19	$1.08	$0.53

Basic weighted average shares outstanding	156,481	115,699(a )	146,645	115,699(a )
Diluted weighted average shares outstanding	157,460	115,699(a )	147,742	115,699(a )

(a)
Adjusted to reflect the merger between the NYSE and Archipelago, which was completed March 7, 2006, giving retroactive effect to the issuance of shares to former NYSE members. See Note 1 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands)
(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance as of December 31, 2005	$807,781	-	$-	$-	$-	$-	$(8,656)	$799,125
Net income for the period from January 1 to March 7, 2006	28,639	-	-	-	-	-	1,275	29,914
Members’ distribution	(409,800)	-	-	-	-	-	-	(409,800)
Members’ dividend	(96,400)	-	-	-	-	-	-	(96,400)
Exchange of NYSE membership interest	(330,220)	109,522	1,095	-	329,125	-	-	-
Merger with Archipelago	-	47,625	476	(65,569)	1,150,206	-	-	1,085,113
Employee stock transactions	-	640	7	-	62,726	-	-	62,733
Net income for the period from March 8 to September 30, 2006	-	-	-	-	-	130,847	1,630	132,477
Balance as of September 30, 2006	$-	157,787	$1,578	$(65,569)	$1,542,057	$130,847	$(5,751)	$1,603,162

The accompanying notes are integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$159,486	$61,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,360	78,522
Minority interest	2,928	1,405
Deferred income taxes	6,887	(9,952)
Provision for losses on accounts receivable	2,596	(879)
Stock based compensation	46,135	-
Gain on sale of equity investment	(20,925)	-
Other non-cash items	1,792	8,642
Change in operating assets and liabilities:
Accounts receivable, net	(22,218)	(61,686)
Other assets	(20,894)	(3,867)
Accounts payable, accrued expenses and Section 31 fees	(303,635)	(51,568)
Deferred revenue	57,180	58,903
Accrued employee benefits	9,265	10,886
Net cash provided by operating activities	17,957	91,412
Cash flows from investing activities:
Cash acquired in Archipelago merger	218,201	-
Other sales (purchases) of equity investments and businesses	14,616	(10)
Sales of investment securities	9,853,747	5,633,418
Purchases of investment securities	(9,392,296)	(5,626,273)
Net sales of securities purchased under agreements to resell	63,288	11,778
Purchases of property and equipment	(68,391)	(75,759)
Net cash provided by (used in) investing activities	689,165	(56,846)
Cash flows from financing activities:
Distribution to former Members	(409,800)	-
Dividend to former Members	(96,400)	-
Employee stock transactions	16,723	-
Principal payment of capital lease obligations	(5,533)	(4,013)
Net cash used in financing activities	(495,010)	(4,013)
Net increase in cash and cash equivalents for the period	212,112	30,553
Cash and cash equivalents at beginning of period	43,492	15,456
Cash and cash equivalents at end of period	$255,604	$46,009

Supplemental disclosures:
Cash paid for income taxes	$85,915	$32,497
Cash paid for interest	$1,798	$3,788

Non-cash investing and financing activities:
Exchange of NYSE membership interest	$330,220	-
Merger with Archipelago	$1,085,113	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Description of Business

NYSE Group is a holding company that, through its subsidiaries, operates two securities exchanges: the NYSE and NYSE Arca, Inc. NYSE Group is a leading provider of securities listing, trading and market data products and services. NYSE Group was formed in connection with the merger of the NYSE and Archipelago, which was completed on March 7, 2006. NYSE Group common stock is listed on the NYSE under the symbol “NYX.”

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

As of September 30, 2006, the NYSE owned two-thirds of the Securities Industry Automation Corporation (“SIAC”) and reported SIAC’s financial results on a consolidated basis. SIAC is an important industry resource providing critical automation and communications services to the NYSE, the American Stock Exchange LLC (“AMEX”) and other organizations to support order processing, trading and the reporting of market information, among other functions. SIAC also provides system support for certain national market system functions and for important regulatory and administrative activities. In addition, SIAC provides telecommunication and managed services through its wholly owned subsidiary, Sector, Inc. (“Sector”), to subscribers primarily in the securities industry.

NYSE Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), to the NYSE and to NYSE Arca.

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2005, included in the NYSE Group Annual Report on Form 10-K filed with the SEC on March 31, 2006. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

On March 7, 2006: (i) each share of the issued and outstanding shares of Archipelago’s common stock was converted automatically into the right to receive one share of NYSE Group common stock; (ii) all outstanding stock options of Archipelago, whether vested or unvested, converted into options to purchase an equivalent number of shares of NYSE Group common stock; and (iii) all outstanding restricted stock units of Archipelago were converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) received by Archipelago stockholders equaled approximately 30% of the issued and outstanding shares of NYSE Group common stock, or approximately 46.0 million shares.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Archipelago net assets as of the merger date as follows (in thousands):

Historical cost of net assets acquired	$458,290
Elimination of Archipelago’s historical goodwill and intangibles	(240,095)
Adjustment to fair value of property and equipment	17,000
Deferred tax impact of purchase accounting adjustments	(233,531)
Fair value of identifiable intangible assets	584,500
Other	(5,919)
Goodwill	530,290
Total purchase price	$1,110,535

The allocation of the purchase price to Archipelago assets and liabilities are only preliminary allocations based on estimates of fair values and will change when estimates are finalized. Therefore, the information above is subject to change pending the final allocation of purchase price. NYSE Group does not expect any of the goodwill to be deductible for tax purposes.

During 2005, NYSE Group adopted a plan to eliminate positions. As a result of this decision, NYSE Group recorded a $3.9 million charge consisting of severance and related costs during 2005. For the nine months ended September 30, 2006, NYSE Group recorded a $6.1 million charge due to 80 additional positions being eliminated as a result of our continued integration efforts and cost containment initiatives. These positions were primarily included within trading floor operations and miscellaneous administrative areas. The following is a summary of the severance charges and utilization for the nine months ended September 30, 2006 and the remaining accrual at September 30, 2006 (in thousands):

Balance at December 31, 2005	$3,804
Additional severance	6,150
Amount paid in 2006	(5,871)
Balance at September 30, 2006	$4,083

These costs associated with the additional severance for the nine months ended September 30, 2006 are included in merger expenses and related exit costs in the condensed consolidated statements of income. Based on current severance dates and the accrued severance at September 30, 2006, NYSE Group expects to pay these amounts through June 30, 2007.

On November 8, 2006, NYSE Group announced a workforce reduction of more than 500 positions, including approximately 400 employees and 120 full-time consultants. As a result of this workforce reduction, NYSE Group expects to recognize a restructuring charge in the fourth quarter of 2006 of approximately $28.0 million consisting primarily of severance payments and curtailment losses.

PCX Holdings, Inc. and Wave Securities, LLC.

On September 26, 2005, Archipelago completed its acquisition of PCX Holdings (“PCX”), which is now known as NYSE Arca, Inc., for a total purchase price of approximately $94.0 million consisting of a $90.9 million cash payment to PCX stockholders and certain employees of PCX, and approximately $3.1 million of direct acquisition costs incurred by Archipelago. As part of the acquisition of PCX, Archipelago undertook to divest Wave Securities LLC (“Wave Securities”), a previously wholly-owned subsidiary of Archipelago. On March 3, 2006, Archipelago completed the sale of Wave Securities.

  Pro Forma Results

The following table provides pro forma results of operations as if (i) the acquisition of PCX by Archipelago, (ii) the disposition of Wave Securities by Archipelago and (iii) the merger between Archipelago and the NYSE had been completed at the beginning of the earliest period presented (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$602,937	$624,795	$1,861,397	$1,727,054
Net income	68,254	29,605	195,118	84,814
Basic earnings per share	$0.44	$0.18	$1.24	$0.53
Diluted earnings per share	$0.43	$0.18	$1.23	$0.52

Pro forma results do not include any anticipated cost savings or other effects of the planned integration of the NYSE and Archipelago’s businesses.

Other Transactions

On July 17, 2006, NYSE Group acquired MatchPoint Trading, Inc. (“MatchPoint”), a financial services technology company specializing in call market trading and technologies. MatchPoint has developed a proprietary electronic equity crossing system that matches aggregated orders at predetermined and distinct times, at prices that are derived from the primary market for securities (NYSE, AMEX and Nasdaq), enabling MatchPoint technology to operate multiple matches each with a unique benchmark pricing model. MatchPoint can also process internal crosses for single participants and seamlessly enables residuals to participate in scheduled crossing sessions.

 On September 18, 2006, NYSE Group announced that it had acquired an equity stake in Marco Polo Network Inc. (“Marco Polo”). Through its local exchange and brokerage relationships, Marco Polo offers intra-market connectivity and routing to brokers and exchanges in more than 40 emerging markets. Together, these markets provide investors with access to more than 90% of the MSCI emerging markets index.

Note 4 - Merger with Euronext N.V.

On May 22, 2006, NYSE Group proposed a business combination with Euronext which if successful will create NYSE Euronext, a global marketplace with an expected combined market capitalization of approximately $21 billion. Euronext is a cross-border exchange providing international services for regulated cash markets and derivative markets in Belgium, France, the United Kingdom, the Netherlands and Portugal. Both parties signed a definitive combination agreement on June 1, 2006. The combination is expected to close during the first quarter of 2007 and is subject to regulatory approval and the approval of NYSE Group and Euronext shareholders.

Pursuant to the combination agreement, NYSE Group and Euronext intend to combine their businesses under NYSE Euronext, a Delaware corporation formed for the purpose of this transaction. Euronext’s business will be brought under NYSE Euronext through an exchange offer and a post closing reorganization, and NYSE Group’s business will be brought under NYSE Euronext through a merger.

In the exchange offer, Euronext shareholders will have the right to exchange each of their Euronext shares for €21.32 in cash and 0.98 of a share of NYSE Euronext common stock. Instead of receiving this standard offer consideration, Euronext shareholders will have the opportunity to make either a cash election to receive all cash for their Euronext shares, or a stock election to receive all stock for their Euronext shares, subject to proration to ensure that the total amount of cash paid, and the total number of shares of NYSE Euronext common stock issued, in the exchange offer to the Euronext shareholders, as a whole, are equal to the total amount of cash and number of shares that would have been paid and issued if all Euronext shareholders received the standard offer consideration.

Immediately after the successful completion of the exchange offer, a wholly owned subsidiary of NYSE Euronext will merge with NYSE Group, and, as a result, the surviving corporation will become a wholly owned subsidiary of NYSE Euronext, and each share of NYSE Group common stock will be converted into the right to receive one share of NYSE Euronext common stock.

As soon as possible after the successful completion of the exchange offer and the combination, NYSE Euronext intends to effectuate a post-closing reorganization of Euronext and its subsidiaries that is intended to result in Euronext becoming a wholly owned subsidiary of NYSE Euronext. In the post-closing reorganization, Euronext shareholders who did not exchange their Euronext shares in the exchange offer will generally receive the same consideration that they would have received had they tendered their Euronext shares in the exchange offer and not made either the cash election or the stock election: that is €21.32 in cash and 0.98 of a share of NYSE Euronext common stock per Euronext share.

Note 5 - Segment Information

Subsequent to the merger between the NYSE and Archipelago, NYSE Group operates under three reportable segments: Market, SIAC Services and Regulation. NYSE Group’s segments are managed and operated as three business units and organized based on services provided to customers.

Market represents primarily the fees earned from: (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc.; (ii) providing access to trade execution; (iii) distributing market information to data subscribers and (iv) issuing trading licenses (previously membership fees).

SIAC Services provides communication and data processing operations and systems development functions to the NYSE and third party customers.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and to NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects regulatory fines that are applied to members and member organizations.

Summarized financial data concerning the NYSE Group’s reportable segments is as follows (in thousands):

Three months ended September 30,	Market	SIAC Services	Regulation	Corporate Items and Eliminations	Consolidated
2006
Revenues	$553,509	$79,192	$79,491	$(109,255)	$602,937
Operating income (loss)	74,241	(12,386)	23,556	-	85,411
2005
Revenues	$402,008	$105,628	$62,674	$(117,907)	$452,403
Operating income	12,467	625	10,441	-	23,533

Nine months ended September 30,	Market	SIAC Services	Regulation	Corporate Items and Eliminations	Consolidated
2006
Revenues	$1,572,601	$272,247	$231,996	$(359,431)	$1,717,413
Operating income (loss)	155,497	(23,138)	49,948	-	182,307
2005
Revenues	$1,062,063	$326,181	$180,963	$(361,493)	$1,207,714
Operating income (loss)	39,917	(700)	26,714	-	65,931

SIAC operates on a cost recovery model driven by its customers’ demands. Under this model, any increase or decrease in SIAC’s expenses typically results in a corresponding change in its revenues. During the three and nine months ended September 30, 2006, SIAC incurred $2.0 million and $17.6 million, respectively, related to stock-based compensation for awards granted to certain of its employees as part of the merger with Archipelago. There was no corresponding increase in revenue, as this expense was not shared with non-NYSE customers.

Note 6 - Goodwill and Other Intangible Assets

The following table presents the details of the intangible assets and goodwill acquired by reportable segment (dollars in thousands):

	Market		Regulation		SIAC Services
	Estimated Fair Value	Useful Life (in years)	Estimated Fair Value	Useful Life (in years)	Estimated Fair Value	Useful Life (in years)
Asset class:
National securities exchange registration	$511,000	Indefinite	-	N/A	-	N/A
Customer relationships	34,700	20	-	N/A	-	N/A
Trade names	38,800	20	-	N/A	-	N/A
Total intangibles	$584,500		-		-

Goodwill	$535,790

Amortization expense for the intangible assets was approximately $0.9 million and $2.1 million for the three and nine months ended September 30, 2006, respectively.

The estimated future amortization expense of purchased intangible assets as of September 30, 2006 is as follows (in thousands):

Year ending December 31,
2006 (period from October 1 to December 31, 2006)	$919
2007	3,675
2008	3,675
2009	3,675
2010	3,675
Thereafter	55,738
Total	$71,357

Note 7 - Stock Based Compensation

Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” requires that compensation costs associated with share-based payment transactions be recognized in financial statements. NYSE Group adopted SFAS 123R during the first quarter of 2006.

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

On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to NYSE employees and certain SIAC employees under the Plan. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date. Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards. As of September 30, 2006, employees of NYSE Group held approximately 1.8 million stock options with a weighted average exercise price of $14.15 (1.4 million of which were exercisable at a weighted average exercise price of $14.42) and 1.4 million (including 0.6 million vested units) restricted stock units. As of September 30, 2006, the total aggregate intrinsic value of stock options outstanding and exercisable was $107.9 million and $83.5 million, respectively.

For the three and nine months ended September 30, 2006, NYSE Group recorded $5.6 million and $46.1 million, respectively, of stock based compensation included in compensation in the condensed consolidated statements of income. As of September 30, 2006, there was approximately $18.3 million of total unrecognized compensation cost related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years.

As a result of the merger between the NYSE and Archipelago, 2.6 million Archipelago stock options converted to NYSE Group awards. Both the vested and unvested stock options issued by NYSE Group in exchange for equivalent options of Archipelago were included in the purchase price of Archipelago and recorded at their fair value on the measurement date. Because continued service is required after the date of consummation in order to vest in the unvested awards, a portion of the value of those awards is recognized over the remaining vesting period.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 30%, risk-free interest of 4.8%, expected life of 7 years and no dividend yield.

A summary of the stock option activity under the Plan is as follows (number of stock options in thousands):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	-	-
Awards converted from Archipelago	2,550	$13.53
Awards granted	-	-
Awards exercised	(769)	$12.00
Awards expired/cancelled	-	-
Outstanding at end of period	1,781	$14.15

Additional information regarding stock options outstanding as of September 30, 2006 is as follows (number of stock options in thousands):

	Outstanding			Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.91	42	6.86	$4.91	42	$4.91
$6.26	46	6.86	6.26	38	6.26
$11.50	532	7.87	11.50	373	11.50
$13.41	696	7.13	13.41	515	13.41
$19.30	167	8.46	19.30	119	19.30
$20.25	298	3.90	20.25	298	20.25
	1,781	6.92	$14.15	1,384	$14.42

A summary of the restricted stock unit activity under the Plan is as follows (number of restricted stock units in thousands):

Number of RSUs
Outstanding at beginning of year	-
Awards converted from Archipelago	125
Awards granted	1,207
Vested	(630)
Outstanding at end of period	702
Weighted average fair value per share for RSUs granted during period	$64.50

Note 8 - Retirement Benefits

Effective March 31, 2006, the future benefit accrual of all active participants in the pension and supplemental executive retirement plans (“SERP”) plans was frozen. Effective April 1, 2006, NYSE Group employees became eligible to receive benefits from a new employer-funded defined contribution Retirement Benefit Accumulation Plan (“RBAP”). RBAP expense incurred for the three and nine months ended September 30, 2006 was $3.1 million and $5.9 million, respectively.

The NYSE and SIAC currently do not expect to provide any additional funding to the pension plans during 2006.

The following table sets forth the pension and SERP plans’ amounts recognized (in thousands):

	Pension Plans Cost
	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$-	$(151)	$3,472	$2,897	$2,643	$2,344	$10,416	$8,692
Interest on benefits earned	5,545	3,071	5,589	3,508	16,524	9,003	16,767	10,525
Net amortizations	-	(113)	280	44	39	195	841	131
Estimated return on plan assets	(8,114)	(4,739)	(7,412)	(4,237)	(24,000)	(13,237)	(22,238)	(12,710)
Recognized actuarial (gain) or loss	-	-	-	753	-	-	-	2,259
Curtailment charge	-	-	-	-	1,125	-	-	-
Aggregate pension (benefit) expense	$(2,569)	$(1,932)	$1,929	$2,965	$(3,669)	$(1,695)	$5,786	$8,897

	SERP Plans Cost
	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$-	$-	$515	$231	$540	$188	$1,547	$692
Interest on benefits earned	718	378	933	401	2,268	1,136	2,799	1,204
Net amortizations	123	27	384	201	222	80	1,150	603
Aggregate SERP expense	$841	$405	$1,832	$833	$3,030	$1,404	$5,496	$2,499

In addition to providing pension benefits, the NYSE and SIAC maintain defined benefit plans to provide certain health care and life insurance benefits for eligible retired employees. During 2005, the NYSE and SIAC announced changes to the post retirement plans, including the underlying plan design and contribution strategy. Such changes were effective as of March 31, 2006. The following are the plans’ amounts recognized during the respective periods (in thousands):

	Post Retirement Plans Cost
	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$1,194	$210	$1,137	$667	$3,576	$1,293	$3,411	$2,001
Interest on benefits earned	1,953	745	1,750	888	6,105	2,506	5,251	2,663
Curtailment gain	-	(33)	-	-	-	(33)	-	-
Net amortizations	(67)	(62)	(61)	390	79	595	(182)	1,169
Aggregate post retirement expense	$3,080	$860	$2,826	$1,945	$9,760	$4,361	$8,480	$5,833

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

On March 28, 2006, NYSE Group sold its shares of DTCC common stock, which represented approximately 28% of DTCC’s common stock, for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain that was included in gain on sale of equity investment for the nine months ended September 30, 2006 in the condensed consolidated statements of income. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of the NYSE and Archipelago. As of September 30, 2006, NYSE Group owns 50% of the outstanding preferred stock of DTCC.

During the third quarter of 2006, NYSE Group recorded a $7.2 million (net of minority interest of $3.6 million) gain for a one-time payment received from certain DTCC subsidiaries in connection with the termination of their service agreement with SIAC.

SIAC performs services for AMEX, which was a one-third owner of SIAC as of September 30, 2006.

The following revenues (in thousands) have been derived from:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
AMEX	$12,583	$17,451	$43,100	$53,315
DTCC	5	7,417	10,348	24,610

These revenues are included in data processing in the condensed consolidated statements of income.

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by AMEX for approximately $40.3 million, as a result of which, NYSE Group now fully owns SIAC. In connection with the purchase, the SIAC shareholders' agreement and AMEX’s participation in the SIAC facilities management agreement (under which SIAC had previously provided technology services to the NYSE and AMEX) were terminated and SIAC agreed to provide substantially reduced services to AMEX, as a customer, under a new services agreement.

Note 10 - Earnings per Share

Historically, the weighted average number of shares was adjusted to reflect the merger with Archipelago giving retroactive effect to the issuance of 84,699 shares of common stock to each former member, corresponding to the maximum number of shares issuable to a member under the stock election provision.

The following is a reconciliation of the basic and diluted earnings per share computations (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income for basic and diluted earnings per share	$67,965	$22,000	$159,486	$61,006
Shares of common and common stock equivalents:
Weighted average shares used in basic computation	156,481	115,699	146,645	115,699
Dilutive effect of:
Employee stock options and restricted stock units	979	-	1,097	-
Weighted average shares used in diluted computation	157,460	115,699	147,742	115,699
Basic earnings per share	$0.43	$0.19	$1.09	$0.53
Diluted earnings per share	$0.43	$0.19	$1.08	$0.53

As of September 30, 2006, 1.4 million restricted stock units and options to purchase 1.8 million shares of common stock were outstanding. For the three and nine months ended September 30, 2005, there were no options or restricted stock units outstanding. There were no securities excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006 because all outstanding options and restricted stock were considered dilutive.

Note 11 - Litigation and Other Matters

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our annual report on Form 10-K filed for the year ended December 31, 2005, as updated by Part II, Item 1 of our quarterly reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006. The following should be read in conjunction with these financial statements.

In re NYSE Specialists Securities Litigation

Briefing on plaintiffs’ appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment in favor of the NYSE was completed on September 18, 2006.

Grasso Litigation

Mr. Grasso filed an appeal of the New York Supreme Court’s August 8, 2006 decision that the New York Attorney General’s claim against Mr. Grasso for restitution and imposition of a constructive trust is an equitable claim that must be tried to the court rather than to a jury, and that it would commence trial of that claim on October 16, 2006. On September 14, 2006, the appellate court entered an order staying the trial until the appeals of that decision, and of the earlier decision denying Mr. Grasso’s motion to dismiss, have been decided.

On August 23, 2006, the New York Supreme Court granted Mr. McCall’s motion for summary judgment dismissing the third-party claims asserted against him by Mr. Grasso. Mr. Grasso filed an appeal of that decision.

On September 7, 2006, Mr. Grasso filed a motion seeking reassignment of the case to a different judge for all further proceedings, and, on September 14, 2006, the New York Supreme Court denied that motion. Mr. Grasso filed an appeal of that decision.

    On October 4, 2006, Mr. Grasso filed a motion for leave to amend his crossclaims to add causes of action against the NYSE for termination payments under his 1999 and 2003 employment agreements based upon an allegation that he resigned (including for “Good Reason”). After the NYSE opposed the motion, Mr. Grasso withdrew it.

    On October 18, 2006, the appellate court heard oral argument on Mr. Langone’s appeal of the denial of his motion for summary judgment on the single cause of action asserted against him by the New York Attorney General.

    On October 19, 2006, the New York Supreme Court entered an order granting the motions for summary judgment filed by the NYSE and Mr. Reed and dismissed all of the crossclaims asserted by Mr. Grasso against the NYSE and Mr. Reed. The court granted in part Mr. Grasso’s and Mr. Langone’s motions for summary judgment with respect to the New York Attorney General’s claim against the NYSE, dismissing that claim to the extent it sought injunctive relief but denying the request to dismiss the claim to the extent it seeks declaratory relief. Among other rulings in the decision, the court granted in part the New York Attorney General’s motion for partial summary judgment against Mr. Grasso, finding that Mr. Grasso breached his fiduciary duties to the NYSE and that certain payments made to Mr. Grasso were unlawful and must be returned to the NYSE, and ordered the New York Attorney General to provide an accounting within 30 days of the court’s decision. On November 2, 2006, the New York Attorney General filed an accounting stating that Mr. Grasso must disgorge approximately $112.2 million; Mr. Grasso has until December 4, 2006 to file any objections to the accounting. Mr. Grasso filed an appeal of the court’s decision, and also has indicated that he intends to seek an order from the appellate court staying the trial court from conducting any accounting of amounts allegedly owed.

   At December 31, 2003, the NYSE accrued compensation expense amounting to $36.0 million related to Mr. Grasso. This accrual, which remains current, reflects management's interpretation of the provisions contained in the most recent employment agreement, which provides terms outlining certain payments to which Mr. Grasso could be entitled upon ceasing employment with the NYSE, if that agreement is found to be valid and the payments were deemed to be allowable and appropriate under the law.

NYSE/Archipelago Merger-Related Litigation

On November 8, 2006, the court heard oral argument on the motion by the NYSE and Mr. Thain to dismiss the Hyman and Lief amended complaints and the Rittmaster complaint, and reserved decision on the motion.

Other Matters

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

Note 12 - Comprehensive Income

The following outlines the components of other comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$67,965	$22,000	$159,486	$61,006
Unrealized gains (losses) on available-for-sale securities	2,998	390	2,905	(3,230)
Total comprehensive income	$70,963	$22,390	$162,391	$57,776

Note 13 - Deferred Revenue

Components of deferred revenue were as follows (in thousands):

	September 30, 2006	December 31, 2005
Listing fees - original	$405,344	$414,887
Listing fees - annual	66,677	-
Registered representative and maintenance fees	4,440	10,180
License fees	12,264	100
Other	6,566	9,343
Total deferred revenue	$495,291	$434,510
Less: current portion	$174,320	$105,313
Long-term portion	$320,971	$329,197

The long-term portion of the deferred revenue balances represented deferred original listing fees, which is a component of the Market segment. The current portion of the deferred revenue balances will be realized within the following reportable segments (in thousands):

	September 30, 2006	December 31, 2005
Market	$164,472	$85,960
Regulation	4,785	13,839
SIAC	5,063	5,514
Total	$174,320	$105,313

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

As of September 30, 2006, these subsidiaries were in compliance with their respective net capital requirements and their net capital, net capital in excess of required net capital, and ratio of aggregate indebtedness to net capital were as follows (in thousands, except ratios):

Net capital:
ARCAS	$17,610
ATSI	7,883

Net capital in excess of required net capital:
ARCAS	$17,360
ATSI	7,764

Ratio of aggregate indebtedness to net capital:
ARCAS	N/A
ATSI	0.15 to 1

Advances to affiliates, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and other regulatory bodies.

NYSE Group’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2006, these subsidiaries had met their capital adequacy requirements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions and analysis of the financial condition and operations of NYSE Group together with the condensed consolidated financial statements and related notes as well as the forward-looking statements included elsewhere in this report.

Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

Overview

NYSE Group was organized on May 2, 2005. As of December 31, 2005 and up until March 7, 2006, NYSE Group had no assets (other than $200 it received on December 29, 2005 from the sale of one share of its common stock to each of the NYSE and Archipelago) and had not conducted any material activities other than those incident to its formation. However, on March 7, 2006, upon the consummation of the merger of the NYSE and Archipelago, NYSE Group became the parent company of the NYSE and Archipelago.

NYSE Group is a holding company that, through its subsidiaries, operates two securities exchanges: the NYSE and NYSE Arca, Inc. NYSE Group is a leading provider of securities listing, trading and market data products and services. The NYSE is the world’s largest cash equities exchange. The NYSE is approximately three times the size of the next largest cash equities exchange in the world in terms of aggregate market capitalization of domestic listed companies. NYSE Arca operates the first open, all-electronic stock exchange in the United States and has one of the leading market positions in trading ETFs and exchange-listed securities. NYSE Arca, Inc. is also an exchange for trading equity options.

As of September 30, 2006, the NYSE owned two-thirds of the SIAC and reported SIAC’s financial results on a consolidated basis. SIAC is an important industry resource providing critical automation and communications services to the NYSE, AMEX and other organizations to support order processing, trading and the reporting of market information, among other functions. SIAC also provides system support for certain national market system functions and for important regulatory and administrative activities. In addition, SIAC provides telecommunication and managed services through its wholly owned subsidiary, Sector, to subscribers primarily in the securities industry.

NYSE Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), to the NYSE and to NYSE Arca.

Business Development

NYSE/Archipelago Merger

On April 20, 2005, the NYSE entered into a definitive merger agreement with Archipelago, pursuant to which the NYSE and Archipelago agreed to combine their businesses and became wholly owned subsidiaries of NYSE Group, a newly-created, for profit and publicly-traded holding company. The merger closed on March 7, 2006. As of that date, the NYSE and Archipelago became wholly owned subsidiaries of NYSE Group. NYSE Group common stock is listed on the NYSE and is traded under the symbol “NYX.”

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

Also in the merger: (i) each share of the issued and outstanding shares of Archipelago’s common stock was converted automatically into the right to receive one share of NYSE Group common stock; (ii) all outstanding stock options of Archipelago, whether vested or unvested, were converted into options to purchase an equivalent number of shares of NYSE Group common stock; and (iii) all outstanding restricted stock units of Archipelago were converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) received by Archipelago stockholders, equaled approximately 30% of the issued and outstanding shares of NYSE Group common stock at the closing of the merger, or approximately 46.0 million shares.

As a result of the merger between the NYSE and Archipelago, NYSE Group expects to achieve operational synergies resulting from the consolidation of capabilities and elimination of redundancies, and to achieve greater efficiencies from increased scale, market integration, more automation and for-profit structure. We have identified cost saving opportunities in a number of areas, including hiring freezes and headcount reductions, the elimination of overlaps in technology, marketing, occupancy, and general and administrative costs, and increased efficiencies in our general business processes.

Selling Shareholder Offering

On May 10, 2006, NYSE Group completed a selling shareholder offering of 28.75 million shares of common stock at $61.50 per share, for which NYSE Group received no proceeds.

Combination with Euronext N.V.

On May 22, 2006, NYSE Group proposed a business combination with Euronext which, if successful, will create NYSE Euronext, a global marketplace with an expected combined market capitalization of approximately $21 billion. Euronext is a cross-border exchange providing international services for regulated cash markets and derivative markets in Belgium, France, the United Kingdom, the Netherlands and Portugal. Both parties signed a definitive combination agreement on June 1, 2006. The combination is expected to close during the first quarter of 2007 and is subject to regulatory approval and the approval of NYSE Group and Euronext shareholders. For a discussion of certain risks associated with the combination, see Part II, Item 1A “Risk Factors” in this Form 10-Q.

Pursuant to the combination agreement, NYSE Group and Euronext intend to combine their businesses under NYSE Euronext, a Delaware corporation formed for the purpose of this transaction. Euronext’s business will be brought under NYSE Euronext through an exchange offer and a post closing reorganization, and NYSE Group’s business will be brought under NYSE Euronext through a merger.

In the exchange offer, Euronext shareholders will have the right to exchange each of their Euronext shares for €21.32 in cash and 0.98 of a share of NYSE Euronext common stock. Instead of receiving this standard offer consideration, Euronext shareholders will have an opportunity to make either a cash election to receive all cash for their Euronext shares, or a stock election to receive all stock for their Euronext shares, subject to proration to ensure that the total amount of cash paid, and the total number of shares of NYSE Euronext common stock issued, in the exchange offer to the Euronext shareholders, as a whole, are equal to the total amount of cash and number of shares that would have been paid and issued if all Euronext shareholders received the standard offer consideration.

Immediately after the successful completion of the exchange offer, a wholly owned subsidiary of NYSE Euronext will merge with NYSE Group, and, as a result, the surviving corporation will become a wholly owned subsidiary of NYSE Euronext, and each share of NYSE Group common stock will be converted into the right to receive one share of NYSE Euronext common stock.

As soon as possible after the successful completion of the exchange offer and the merger, NYSE Euronext intends to effectuate a post-closing reorganization of Euronext and its subsidiaries that is intended to result in Euronext becoming a wholly owned subsidiary of NYSE Euronext. In the post-closing reorganization, Euronext shareholders who did not exchange their Euronext shares in the exchange offer will generally receive the same consideration that they would have received had they tendered their Euronext shares in the exchange offer and not made either the cash election or the stock election: that is, €21.32 in cash and 0.98 of a share of NYSE Euronext common stock per Euronext share.

Purchase of Minority Interest in SIAC

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by AMEX for approximately $40.3 million, as a result of which, NYSE Group now fully owns SIAC. In connection with the purchase, the SIAC shareholders' agreement and the AMEX’s participation in the SIAC facilities management agreement (under which SIAC had previously provided technology services to the NYSE and AMEX) were terminated, and SIAC agreed to provide substantially reduced services to AMEX, as a customer, under a new services agreement.

MatchPoint

On July 17, 2006, NYSE Group acquired MatchPoint, a financial services technology company specializing in call market trading and technologies. MatchPoint has developed a proprietary electronic equity crossing system that matches aggregated orders at predetermined and distinct times, at prices that are derived from the primary market for securities (NYSE, AMEX and Nasdaq), enabling MatchPoint technology to operate multiple matches each with a unique benchmark pricing model. MatchPoint can also process internal crosses for single participants and seamlessly enables residuals to participate in scheduled crossing sessions. It is anticipated that MatchPoint's expansive and innovative trading technology will enhance the suite of crossing services provided by the NYSE in the first quarter of 2007.

Marco Polo

 On September 18, 2006, NYSE Group announced that it had acquired an equity stake in Marco Polo. Through its local exchange and brokerage relationships, Marco Polo offers intra-market connectivity and routing to brokers and exchanges in more than 40 emerging markets. Together, these markets provide investors with access to more than 90% of the MSCI emerging markets index.

Trade Reporting Facility

On October 13, 2006, NYSE Group announced that it had entered into discussions with NASD to create a trade reporting facility serving NYSE Group customers reporting off-exchange trades in all listed national market system stocks. NYSE Group's trade reporting facility, which is expected to be launched in early 2007, will conform to the SEC's recent approval of NASD's new trade reporting arrangement. It is anticipated that NYSE Group's trade reporting facility will enhance the range of trading products and services provided by NYSE Group to its customers by offering a reliable and competitively priced venue to report internally executed transactions.

Segment Reporting

Subsequent to the merger with Archipelago, NYSE Group operates under three reportable segments: Market, SIAC Services and Regulation. NYSE Group’s segments are managed and operated as three business units and organized based on services provided to customers.

Market represents primarily the fees earned from: (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc., (ii) providing access to trade execution, (iii) distributing market information to data subscribers and (iv) issuing trading licenses (previously membership fees).

SIAC Services provides communication and data processing operations and systems development functions to the NYSE and third party customers.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects regulatory fines that are levied upon members and member organizations.

Operating Data

NYSE Group revenues are affected by many factors, including the number of companies listed on the NYSE and NYSE Arca, Inc. (both new and continuing), corporate actions by these companies (for example, stock splits and mergers), trading activity, demand for data processing, and demand for market information. The following table presents selected operating data for the periods presented. A description of the manner in which the NYSE and NYSE Arca calculate their trading volumes and other operating measures is set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
NYSE Company listings (1):
NYSE listed issuers (2)	2,704	2,639	2,704	2,639
Number of new issuer listings (3)	29	35	82	108
NYSE Listed Issues (4):
NYSE Group Matched Volume (5)	108,826	100,820	344,061	304,779
NYSE Group Handled Volume (6)	111,584	102,543	351,297	309,549
Total NYSE Listed Consolidated Volume	154,161	128,248	467,454	381,186
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	70.6%	78.6%	73.6%	80.0%
Handled Volume (6)	72.4%	80.0%	75.2%	81.2%
NYSE Arca and AMEX Listed Issues:
NYSE Group Matched Volume (5)	6,873	5,083	20,731	13,423
NYSE Group Handled Volume (6)	7,939	5,906	23,925	15,468
Total NYSE Arca and AMEX Listed Consolidated Volume	20,663	18,076	67,883	50,340
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	33.3%	28.1%	30.5%	26.7%
Handled Volume (6)	38.4%	32.7%	35.2%	30.7%
Nasdaq Listed Issues:
NYSE Group Matched Volume (5)	24,700	19,115	76,781	62,572
NYSE Group Handled Volume (6)	30,022	23,958	94,068	78,618
Total Nasdaq Listed Consolidated Volume	117,785	104,898	383,437	339,162
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	21.0%	18.2%	20.0%	18.4%
Handled Volume (6)	25.5%	22.8%	24.5%	23.2%
Exchange-Traded Funds (4),(7):
NYSE Group Matched Volume (5)	9,663	6,041	29,294	16,807
NYSE Group Handled Volume (6)	10,794	6,816	32,617	18,824
Total ETF Consolidated Volume	24,819	17,743	75,779	52,579
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	38.9%	34.0%	38.7%	32.0%
Handled Volume (6)	43.5%	38.4%	43.0%	35.8%
Equity Options (8):
NYSE Group Options Contracts	44.0	32.0	136.7	98.3
Total Consolidated Options Contracts	429.4	333.0	1,345.8	966.7
NYSE Group Share of Total	10.3%	9.6%	10.2%	10.2%
Market Information (9) :
Tape A share of trades (%)	82.0%	89.8%	85.0%	91.1%
Tape B share of trades (%)	35.2%	47.4%	37.2%	47.9%
Tape C share of trades and shares (%)	24.5%	21.3%	23.5%	21.1%
Professional subscribers	417,642	415,138	417,642	415,138
Regulatory Fees:
Gross FOCUS revenues ($ billions) (10)	77.6	49.2	204.8	134.0
Data Processing Fees:
% SIAC revenues from customers other than NYSE	35.7%	43.6%	42.3%	43.2%
Operating Expenses:
Headcount (including SIAC employees)	2,914	3,389	2,914	3,389

(1)	Number does not include issuers listed on NYSE Arca, Inc. There were 12 operating companies exclusively listed on NYSE Arca, Inc. as of September 30, 2006.

(2)	Number of listed operating companies, closed-end funds and ETFs as of period end.

(3)	Includes initial public offerings, quotations and transfers from other markets of common equity securities.

(4)	Includes all NYSE Group Crossing Sessions 1, 2, 3 and 4.

(5)	Represents the total number of shares of equity securities and ETFs executed on NYSE Group's exchanges.

(6)
Represents the total number of shares of equity securities and ETFs internally matched on the NYSE Group's exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

(7)	Data included in previously identified categories.

(8)	Includes trading in U.S. equity options contracts, not equity-index options.

(9)
Represents the NYSE Group share of qualifying trades for Tapes A and B reported by NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tapes A and B reported to the consolidated tape by all other participating market centers. NYSE Group share of Tape C represents the average of: (i) the share of qualifying trades for Tape C reported by the NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tape C reported to the consolidated tape by all other participating market centers; and (ii) the share of qualifying share volume for Tape C reported by the NYSE Group to the consolidated tape, as compared to the total qualifying share volume for Tape C reported by all other participating market centers. The consolidated tape refers to the collection of market data that multiple markets make available on a consolidated basis.

(10)
Gross FOCUS revenues represent revenues generated by member broker-dealers as reported on their ”FOCUS“ report (a report that is required to be filed with the SEC). A member broker-dealer's regulatory fee is based on the revenues reported. The NYSE records revenue on a six-month lag; the data is provided on this basis.

Sources of Revenues

Activity Assessment

NYSE Group pays fees to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from organizations executing trades on the NYSE and NYSE Arca, Inc., and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Group’s net income.

Transaction

Prior to August 1, 2006, on the NYSE, trading fees were paid by member organizations based on their trading activity. Fees were assessed on a per share basis for trading in equity securities. The fees applied to all transactions that took place on the NYSE, and the fee amounts varied, based on the size and type of trade consummated. There was no fee for small electronic trades. All members and member organizations paid trading fees except those “$2 brokers” who effect transactions only for other member organizations and specialists. There were two caps that applied to the trading fees (other than fees for trading ETFs), and member organizations paid the lesser of  these two fee caps on a monthly basis. The first cap was a maximum fixed dollar amount of $600,000 per month. The second was a variable cap equal to 2% of the net commissions that a member organization earned on the trades it executed on the trading floor. As a result of these caps, prior to August 1, 2006, fluctuations in trading volumes, regardless of direction or magnitude, did not have a significant impact on our trading fees.

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

On June 30, 2006, NYSE Group announced transaction-pricing changes for NYSE listed equities and NYSE Arca traded options which became effective August 1, 2006. The new pricing includes, but is not limited to, the following changes:

•	Transaction fees on NYSE-listed equities are based on a fixed rate of $0.00025 per share rather than the former variable fee schedule.

•	The monthly cap, referenced above on trading NYSE-listed cash equities, was increased to $750,000 from $600,000.

•	The 2% commission cap for NYSE-listed trading on the NYSE was eliminated.

•	Free system orders on all NYSE-listed equities transactions were eliminated (fees for ETF system orders under 5,100 shares continue to be waived).

•	Specialists do not incur transaction fees for trading ETFs.

The pricing structures of the NYSE and NYSE Arca continue to undergo a fundamental examination as part of a broad strategic review of the NYSE Group’s opportunities for revenue growth and efficiency improvement and to better capture value for the services rendered by aligning more closely transaction revenue with executed volume, product expansion and new product development. Transaction fees that NYSE Group earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS.

Listing

Companies pay listing fees when they initially list on the NYSE or NYSE Arca, Inc., and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca, Inc. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, Inc., such as stock splits, rights issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. These fees are recognized on a pro-rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Data Processing

SIAC charges data processing fees to customers other than NYSE Group (fees charged to NYSE Group are eliminated in consolidation) for communication services, data processing operations and systems development functions. SIAC’s core business operates on a cost recovery model driven by its customers’ demands. Under this model, any increase or decrease in SIAC’s operating expenses results in a corresponding change in its revenues. In addition, SIAC earns revenues through its subsidiary, Sector, which offers an array of communications and data processing services, primarily to the broker-dealer community.

Market Data

NYSE Group collects market information fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of joint processing and administration costs) are distributed to participating markets on the basis of their respective number of trades. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from “Tape B” and “Tape C,” which represents data related to trading of certain securities that are listed on Nasdaq, AMEX, and other regional exchanges, including ETFs. These revenues are influenced by demand for the data by professional and non-professional subscribers, as well as NYSE Group’s share of trades. In addition, NYSE Group receives fees for television broadcasts, vendor access and other usage fees related to per quote or per trade data. NYSE Group proprietary products make available market data covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets.

Regulatory

Regulatory fees are principally comprised of member regulation fees and market surveillance fees collected by NYSE Group. Member regulation fees are based on member organizations’ gross FOCUS revenues, that is, revenues generated by member broker-dealers and reported on a six-month lag basis—as well as on the number of branch offices of member broker-dealers, and the number of registered representatives. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor. Other regulatory fees include revenue from applications, registration of branch offices and specialists, as well as fees for certain licensing examinations necessary to operate in the securities industry.

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

Components of Expenses

Section 31 Fees

See “Sources of Revenues—Activity Assessment” above.

Merger Expenses and Related Exit Costs

Merger expenses and related exit costs consist of severance costs, legal, printing and accounting fees incurred in connection with the May 2006 selling shareholder offering of our common stock, and professional fees and other expenses directly attributable either to the merger between the NYSE and Archipelago or the proposed combination with NYSE Group and Euronext.

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

Systems and Communications

NYSE Group’s systems and communications expense includes: (i) certain costs for development and maintenance of trading, regulatory and administrative systems, (ii) investments in system capacity, reliability and security and (iii) network connection with its customers and its data centers, as well as connectivity to various other market centers.

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

Results of Operations

We have treated the merger of the NYSE and Archipelago as a purchase business combination for accounting purposes, with the NYSE designated as the business and accounting acquirer. As a result, the historical results of the NYSE are the historical results of NYSE Group. The results of operations of NYSE Arca have been included in the results of operations of NYSE Group since March 8, 2006.

Three Months Ended September 30, 2006 Versus Three Months Ended September 30, 2005

The following table sets forth NYSE Group’s consolidated statements of income for the three months ended September 30, 2006 and 2005, as well as the percentage increase or decrease for each consolidated statement of income item for the three months ended September 30, 2006, as compared to such item for the three months ended September 30, 2005:

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Revenues
Activity assessment	$163.4	$198.7	(17.8)%
Transaction	180.0	32.6	452.1%
Listing	89.0	85.4	4.2%
Market data	57.5	43.0	33.7%
Data processing	27.7	44.1	(37.2)%
Regulatory	50.1	34.4	45.6%
Licensing, facility and other	35.2	14.2	147.9%
Total revenues	602.9	452.4	33.3%
Section 31 fees	(163.4)	(198.7)	(17.8)%
Merger expenses and related exit costs	(7.7)	-	100.0%
Compensation	(130.2)	(124.8)	4.3%
Liquidity payments	(66.2)	-	100.0%
Routing and clearing	(20.1)	-	100.0%
Systems and communications	(30.4)	(29.0)	4.8%
Professional services	(28.3)	(29.3)	(3.4)%
Depreciation and amortization	(35.1)	(25.9)	35.5%
Occupancy	(22.9)	(17.6)	30.1%
Marketing and other	(23.9)	(14.5)	64.8%
Regulatory fine income	10.7	10.9	(1.8)%
Operating income	85.4	23.5	263.4%
Investment and other income, net	29.4	13.4	119.4%
Income before taxes and minority interest	114.8	36.9	211.1%
Provision for income taxes	(46.2)	(14.1)	227.7%
Minority interest in income of consolidated subsidiary	(0.6)	(0.8)	(25.0)%
Net income	$68.0	$22.0	209.1%

Consolidated Results

For the three months ended September 30, 2006, the results of operations of NYSE Group included the results of the NYSE, SIAC and the results of operations of NYSE Arca following the March 7, 2006 merger with Archipelago. For the same period a year ago, the results of operations of NYSE Group only included the results of the NYSE and SIAC.

For the three months ended September 30, 2006, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $439.5 million, $85.4 million and $68.0 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $253.7 million, $23.5 million and $22.0 million, respectively, for the three months ended September 30, 2005.

The $185.8 million increase in revenues (excluding activity assessment fees), $61.9 million increase in operating income and $46.0 million increase in net income for the period reflect the following principal factors:

Increased revenues - NYSE Arca’s results of operations were consolidated for the three months ended September 30, 2006 and contributed revenues of $165.3 million (excluding activity assessment fees), which was the primary driver of the period over period increase.

Increased operating income - The period over period increase in operating income of $61.9 million was the result of NYSE Arca’s contribution to operating income of $35.9 million as well as other revenue growth and overall operating efficiencies as we continue to meet our integration goals.

Improved net income - Period over period, net income increased $46.0 million including $23.1 million related to NYSE Arca, revenue growth and overall operating efficiencies.

Segment Results

Subsequent to the merger between the NYSE and Archipelago, NYSE Group operates under three reportable segments: Market, SIAC Services and Regulation. NYSE Group’s segments are managed and operated as three business units and organized based on services provided to customers.

Market represents primarily the fees earned from: (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc., (ii) providing access to trade execution, (iii) distributing market information to data subscribers and (iv) issuing trading licenses (previously membership fees).

SIAC Services provides communication and data processing operations and systems development functions to the NYSE and third party customers.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects regulatory fines that are levied upon members and member organizations.

Market Segment Results - Revenues

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Activity assessment	$163.4	$198.7	(17.8)%
Transaction	180.0	32.6	452.1%
Listing	89.0	85.4	4.2%
Market data	57.5	43.0	33.7%
Market services provided to Regulation	28.4	28.1	1.1%
Licensing, facility and other	35.2	14.2	147.9%
Total revenues	$553.5	$402.0	37.7%

Transaction - For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, transaction fees increased by $147.4 million, or 452.1%, primarily as a result of NYSE Arca’s contribution since the completion of the merger with Archipelago on March 7, 2006.

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

	Three months ended September 30,
Dollars (in Millions)	2006		2005		Percent Increase (Decrease)
	As reported	As billed	As reported	As billed	As reported	As billed
Annual fees	$66.4	$66.4	$62.6	$62.6	6.1%	6.1%
Original fees	22.6	17.5	22.8	21.5	0.8%	(18.6)%
	$89.0	$83.9	$85.4	$84.1	4.2%	(0.2)%

For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, listing fee revenue increased $3.6 million, or 4.2%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original listing fees. Original listing fees are deferred and recognized over the estimated service periods ranging from 5 to 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $66.4 million on both an as reported and billed basis for the three months ended September 30, 2006, compared with $62.6 million on both an as reported and billed basis for the three months ended September 30, 2005, an increase of 6.1%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 387 billion to 408 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

Original listing fees amounted to $22.6 million on an as reported basis. On a billed basis, original listing fees totaled $17.5 million for the three months ended September 30, 2006, a decrease of $4.0 million, or 18.6%, compared to the as billed original listing fees for the three months ended September 30, 2005, primarily due to a change in pricing and a reduction of corporate actions period over period.

Market Data - For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, market data fees increased $14.5 million, or 33.7%, primarily from the contribution of NYSE Arca’s operations, following the completion of the merger between the NYSE and Archipelago on March 7, 2006.

Market services provided to Regulation - For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, market services provided to Regulation increased $0.3 million, or 1.1%. These services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions, are provided by Market to support the operations of Regulation.

Licensing, facility and other - For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, licensing and facility fees increased $21.0 million, or 147.9%. License fees represented $15.7 million of the increase. Also driving the increase was the new pricing for certain facility charges implemented in January 2006. NYSE Group did not generate licensing fees in the same period a year ago.

SIAC Services Segment Results - Revenue

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Data processing - non- NYSE	$27.7	$44.1	(37.2)%
Data processing - NYSE	51.5	61.5	(16.3)%
Total revenues	$79.2	$105.6	(25.0)%

Data Processing Fees—Non-NYSE. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, data processing fees decreased $16.4 million, or 37.2%, to $27.7 million. The decline is due to the continued reduction in services provided to SIAC’s major customers and lower revenues from the communication services of Sector.

Data Processing Fees—NYSE. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, data processing fees decreased $10.0 million, or 16.3%, to $51.5 million. These fees decreased due to cost reduction initiatives.

Regulation Segment Results - Revenues

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Regulatory	$50.1	$34.4	45.6%
Regulatory services provided to Market	29.4	28.2	4.3%
Total revenues	$79.5	$62.6	27.0%

Regulatory Fees - For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, regulatory fees increased $15.7 million, or 45.6%, to $50.1 million. For the three months ended September 30, 2006, NYSE Arca contributed regulatory fees of $3.0 million. The remaining $12.7 million increase was due to higher reported Gross FOCUS revenues ($77.6 billion compared to $49.2 billion period over period).

Regulatory services provided to Market - For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, regulatory services provided to Market increased $1.2 million or 4.3%. These services, which include costs associated with surveillance, examination and enforcement with respect to Market activities, and overseeing compliance by listed companies, are provided by Regulation. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger between the NYSE and Archipelago.

Market Segment Results - Expenses

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Section 31 fees	$163.4	$198.7	(17.8)%
Merger expenses and related exit costs	2.9	-	100.0%
Compensation	56.5	45.1	25.3%
Liquidity payments	66.2	-	100.0%
Routing and clearing	20.1	-	100.0%
Regulatory services provided to Market	29.4	28.2	4.3%
Systems and communications	11.2	4.4	154.5%
SIAC support (1)	51.5	61.5	(16.3)%
Professional services	18.0	18.5	(2.7)%
Depreciation and amortization	27.8	14.9	86.6%
Occupancy	11.5	7.6	51.3%
Marketing and other	20.8	10.6	96.2%
Total expenses	$479.3	$389.5	23.1%

(1)
Market’s SIAC Support expense will not equal SIAC Services’ revenues from Data Processing Fees - NYSE as certain fees billed to the NYSE by SIAC relate to software developed for the NYSE’s internal use, and as a result a portion of these fees incurred during the application development stage has been capitalized.

Merger expenses and related exit costs. For the three months ended September 30, 2006, Market incurred $2.9 million in merger expenses and related exit costs consisting of severance and other professional fees incurred in connection with both the integration of the Archipelago businesses and the contemplated combination between NYSE Group and Euronext. NYSE Group did not incur any similar expenses in the same period a year ago.

Market Compensation

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$42.0	$32.9	27.7%
Stock based compensation	3.6	-	100.0%
Benefits and other	10.9	12.2	(10.6)%
	$56.5	$45.1	25.3%

Compensation. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, compensation increased $11.4 million, or 25.3%. The employees of NYSE Arca accounted for $14.3 million of compensation for the three months ended September 30, 2006. Excluding the impact of NYSE Arca’s consolidation and stock based compensation during the three months ended September 30, 2006, compensation decreased by $6.5 million primarily due to cost savings initiatives. NYSE Group did not record any stock-based compensation in the same period a year ago.

Liquidity payments. For the three months ended September 30, 2006, NYSE Arca incurred liquidity payments of $66.2 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Routing and clearing. For the three months ended September 30, 2006, NYSE Arca incurred routing and clearing fees of $20.1 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Regulatory services provided to Market. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, Regulation support costs increased $1.2 million or 4.3%. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger with Archipelago.

Systems and SIAC Support. For the three months ended September 30, 2006, compared to three months ended September 30, 2005, systems related costs decreased $3.2 million, or 4.9%. For the three months ended September 30, 2006, the operations of NYSE Arca accounted for $5.3 million of the $11.2 million of systems and communications. SIAC support costs decreased by 16.3% to $51.5 million due to structural cost effectiveness efforts, which resulted in lower data processing operations and systems development costs, lower headcount and increased utilization rates.

Professional Services. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, professional services decreased $0.5 million or 2.7%. For the three months ended September 30, 2006, the operation of NYSE Arca accounted for $4.0 million of the $18.0 million of professional services. The decrease was primarily due to reduced legal fees and the achievement of certain integration synergies.

Depreciation and Amortization. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, depreciation and amortization increased $12.9 million, or 86.6%. The operations of NYSE Arca represented $9.2 million of the increase following the March 7, 2006 merger with Archipelago. The remaining $3.7 million increase was associated with capital expenditures on technology and infrastructure.

Occupancy. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, occupancy costs increased $3.9 million or 51.3%, which was primarily the result of the consolidation of NYSE Arca’s operations following the completion of the March 7, 2006 merger with Archipelago.

Marketing and other. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, marketing and other expenses increased $10.2 million, or 96.2%. The operation of NYSE Arca accounted for $5.0 million of marketing and other. The remaining $5.2 million increase was primarily as a result of continued increase in advertising and promotion activity, as well as higher insurance premiums and additional expenses incurred as a public company.

SIAC Services Segment Results - Expenses

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Merger expenses and related exit costs	$4.8	$-	100.0%
Compensation	47.0	54.9	(14.4)%
Systems and communications	16.0	20.1	(20.4)%
Professional services	7.8	11.1	(29.7)%
Depreciation and amortization	6.3	9.9	(36.4)%
Occupancy	8.6	7.4	16.2%
Marketing and other	1.0	1.6	(37.5)%
Total expenses	$91.5	$105.0	(12.9)%

Merger expenses and related exit costs. For the three months ended September 30, 2006, SIAC Services incurred $4.8 million in merger expenses and related exit costs consisting of lease terminations and related exit costs in connection with the integration of the Archipelago businesses. NYSE Group did not incur any similar expenses in the same period a year ago.

SIAC Services Compensation

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$35.1	$42.2	(16.8)%
Stock based compensation	1.9	-	100.0%
Benefits and other	10.0	12.7	(21.3)%
	$47.0	$54.9	(14.4)%

Compensation. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, compensation decreased $7.9 million, or 14.4%. This decrease was primarily due to cost reduction initiatives and the resulting decrease in average headcount, partially offset by $1.9 million of stock based compensation recognized for restricted stock units granted on March 7, 2006, the date that the merger between the NYSE and Archipelago was completed.

Systems and communications. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, systems and communication expenses decreased $4.1 million, or 20.4%, to $16.0 million, primarily as a result of cost containment initiatives.

Professional Services. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, professional services decreased $3.3 million, or 29.7%, to $7.8 million. Lower average contract staff and decreased temporary support for trading operations contributed to the reduction.

Depreciation and Amortization. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, depreciation and amortization expense decreased $3.6 million, or 36.4%, to $6.3 million, as the number of assets reaching full depreciation outpaced capital expenditures.

Occupancy. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, occupancy costs increased by $1.2 million, or 16.2%, to $8.6 million due to increased operating expenses.

Marketing and other. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, marketing and other expenses decreased $0.6 million to $1.0 million.

Regulation Segment Results - Expenses

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Compensation	$28.6	$27.4	4.4%
Market services provided to Regulation	28.4	28.1	1.1%
Systems and communications	0.4	0.6	(33.3)%
Professional services	3.4	1.0	240.0%
Depreciation and amortization	1.0	1.1	(9.1)%
Occupancy	2.7	2.7	-%
Marketing and other	2.2	2.2	-%
Total expenses	$66.7	$63.1	5.7%

  Regulation Compensation

	Three months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$22.8	$20.8	9.6%
Deferred compensation award	1.8	-	100.0%
Benefits and other	4.0	6.6	(39.4)%
	$28.6	$27.4	4.4%

Compensation. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, compensation increased $1.2 million, or 4.4%, to $28.6 million. This increase was primarily due to $1.8 million of cash awards granted to NYSE employees on March 7, 2006, the date that the merger between the NYSE and Archipelago was completed.

Market services provided to Regulation. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, market support costs increased $0.3 million, or 1.1%.

Professional services. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, professional services increased $2.4 million, to $3.4 million. These costs increased as newly established mandatory regulatory audits commenced during 2006.

Regulation’s other operating expenses, including systems and communications, depreciation and amortization as well as marketing and general and administrative expenses were relatively stable period over period.

Regulatory Fine Income

For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, fine income decreased $0.2 million to $10.7 million. Regulatory fines result from actions taken by Regulation in its oversight of Market constituents and accordingly may vary period over period.

Investment and Other Income, Net

The components of investment and other income, net, were as follows:

	Three months ended September 30,
Dollars (in Millions)	2006	2005
Investment income, net	$12.2	$9.3
DTCC settlement gain	10.8	-
Other income	6.4	4.1
Total	$29.4	$13.4

The increase in investment income, net, is primarily attributable to an increase in the average interest bearing investment portfolio and higher interest rates. DTCC settlement gain reflects a one-time payment from certain DTCC subsidiaries in connection with the termination of their service agreement with SIAC. NYSE Group’s share (net of minority interest of $3.6 million) of the one-time settlement gain was $7.2 million. The increase in other income primarily relates to insurance reimbursements received which may vary period over period.

Income Taxes

The consolidated effective tax rate for the three months ended September 30, 2006 and 2005 was 40.3% and 38.2%, respectively. For the three months ended September 30, 2006, we provided for income taxes at a 40.5% combined federal, state and local tax rate.

Nine Months Ended September 30, 2006 Versus Nine Months Ended September 30, 2005

The following table sets forth NYSE Group’s consolidated statements of income for the nine months ended September 30, 2006 and 2005, as well as the percentage increase or decrease for each consolidated statement of income item for the nine months ended September 30, 2006, as compared to such item for the nine months ended September 30, 2005:

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Revenues
Activity assessment	$492.4	$433.4	13.6%
Transaction	454.1	108.4	318.9%
Listing	266.3	256.9	3.7%
Market data	166.1	133.4	24.5%
Data processing	109.0	136.7	(20.3)%
Regulatory	135.3	96.7	39.9%
Licensing, facility and other	94.2	42.2	123.2%
Total revenues	1,717.4	1,207.7	42.2%
Section 31 fees	(492.4)	(433.4)	13.6%
Merger expenses and related exit costs	(21.0)	-	100.0%
Compensation	(436.8)	(381.8)	14.4%
Liquidity payments	(160.0)	-	100.0%
Routing and clearing	(49.7)	-	100.0%
Systems and communications	(91.0)	(92.7)	(1.8)%
Professional services	(85.5)	(90.3)	(5.3)%
Depreciation and amortization	(99.4)	(78.5)	26.6%
Occupancy	(62.9)	(51.6)	21.9%
Marketing and other	(70.2)	(46.3)	51.6%
Regulatory fine income	33.8	32.8	3.0%
Operating income	182.3	65.9	176.6%
Investment and other income, net	63.3	36.6	73.0%
Gain on sale of equity investment	20.9	-	100.0%
Income before taxes and minority interest	266.5	102.5	160.0%
Provision for income taxes	(104.5)	(40.3)	159.3%
Minority interest in income of consolidated subsidiary	(2.5)	(1.2)	108.3%
Net income	$159.5	$61.0	161.5%

Consolidated Results

For the nine months ended September 30, 2006, the results of operations of NYSE Group included the results of the NYSE, SIAC and the results of operations of NYSE Arca since March 7, 2006, the date that the merger between the NYSE and Archipelago was completed. For the same period a year ago, the results of operations of NYSE Group only included the results of the NYSE and SIAC.

For the nine months ended September 30, 2006, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $1,225.0 million, $182.3 million and $159.5 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $774.3 million, $65.9 million and $61.0 million, respectively, for the nine months ended September 30, 2005.

The $450.7 million increase in revenues (excluding activity assessment fees), $116.4 million increase in operating income and $98.5 million increase in net income for the period reflect the following principal factors:

Increased revenues - NYSE Arca’s results of operations have been consolidated since March 8, 2006 and contributed revenues of $391.9 million (excluding activity assessment fees), which was the primary driver of the period over period increase.

Increased operating income - The period over period increase in operating income of $116.4 million was the result of: (i) NYSE Arca’s contribution to operating income of $81.8 million for the nine months ended September 30, 2006 and (ii) focus on reduction of costs and increased efficiencies, partially offset by $37.3 million of compensation expense recorded at the time of the merger following the immediate vesting of approximately 600,000 restricted stock units granted to NYSE employees, and the immediate vesting of other compensation arrangements with NYSE Regulation employees.

Improved net income - Period over period, net income increased $98.5 million primarily as a result of increased operating revenue as well as $20.9 million gain recognized on the sale of shares of DTCC common stock to certain DTCC participants in March 2006.

Segment Results

Market Segment Results - Revenues

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Activity assessment	$492.4	$433.4	13.6%
Transaction	454.1	108.4	318.9%
Listing	266.3	256.9	3.7%
Market data	166.1	133.4	24.5%
Market services provided to Regulation	99.5	87.8	13.3%
Licensing, facility and other	94.2	42.2	123.2%
Total revenues	$1,572.6	$1,062.1	48.1%

Transaction - For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, transaction fees increased by $345.7 million, or 318.9%, primarily as a result of NYSE Arca’s contribution since the completion of the merger between the NYSE and Archipelago on March 7, 2006.

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

	Nine months ended September 30,
Dollars (in Millions)	2006		2005		Percent Increase (Decrease)
	As reported	As billed	As reported	As billed	As reported	As billed
Annual fees	$198.3	$198.3	$189.1	$189.1	4.9%	4.9%
Original fees	68.0	57.2	67.8	63.9	0.2%	(10.5)%
	$266.3	$255.5	$256.9	$253.0	3.7%	1.0%

For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, listing fee revenue increased $9.4 million, or 3.7%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original listing fees. Original listing fees are deferred and recognized over the estimated service periods ranging from 5 to 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $198.3 million on both an as reported and billed basis for the nine months ended September 30, 2006, compared with $189.1 million on both an as reported and billed basis for the nine months ended September 30, 2005, an increase of 4.9%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 387 billion to 408 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

Original listing fees amounted to $68.0 million on an as reported basis. On a billed basis, original listing fees totaled $57.2 million for the nine months ended September 30, 2006 compared with $63.9 million, a 10.5% decrease, for the same period a year ago. The decrease was due to reduced new issue listings, from 108 to 82 driven primarily by a reduction in the number of new closed end fund listings which are highly interest rate sensitive.

Market Data - For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, market data fees increased $32.7 million, or 24.5%, primarily from the contribution of NYSE Arca since the completion of the merger between the NYSE and Archipelago on March 7, 2006.

Market services provided to Regulation - For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, market services provided to Regulation increased $11.7 million, or 13.3%. Market provides these services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions to support the operations of Regulation. The increase was primarily driven by the additional investment in technology supporting Regulation and increased compensation costs for vesting of restricted stock units granted to Market employees following the merger with Archipelago.

Licensing, facility and other - For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, licensing and facility fees increased $52.0 million, or 123.2%. License fees represented $36.2 million of the increase. Also driving the increase was the new pricing for certain facility charges implemented in January 2006. NYSE Group did not generate licensing fees in the same period a year ago.

SIAC Services Segment Results - Revenue

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Data processing - non- NYSE	$109.0	$136.7	(20.3)%
Data processing - NYSE	163.6	189.4	(13.6)%
Total revenues	$272.6	$326.1	(16.4)%

Data Processing Fees — Non-NYSE. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, data processing fees decreased $27.7 million, or 20.3%, to $109.0 million. The decline is due to reduced level of services provided to SIAC’s major customers.

Data Processing Fees — NYSE. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, data processing fees decreased $25.8 million, or 13.6%, to $163.6 million. These fees decreased due to cost reduction initiatives.

Regulation Segment Results - Revenues

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Regulatory	$135.3	$96.7	39.9%
Regulatory services provided to Market	96.7	84.3	14.7%
Total revenues	$232.0	$181.0	28.2%

Regulatory Fees - For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, regulatory fees increased $38.6 million, or 39.9%, to $135.3 million. For the nine months ended September 30, 2006, NYSE Arca contributed regulatory fees of $6.5 million. The remaining $32.1 million increase was due to higher reported Gross FOCUS revenues ($204.8 billion compared to $134.0 billion period over period).

Regulatory services provided to Market - For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, regulatory services to Market increased $12.4 million or 14.7%. These services, which include costs associated with surveillance, examination and enforcement with respect to Market activities, and overseeing compliance by listed companies, are provided by Regulation. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the completion of the merger between the NYSE and Archipelago on March 7, 2006.

Market Segment Results - Expenses

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Section 31 fees	$492.4	$433.4	13.6%
Merger expenses and related exit costs	14.8	-	100.0%
Compensation	191.7	137.1	39.8%
Liquidity payments	160.0	-	100.0%
Routing and clearing	49.7	-	100.0%
Regulatory services provided to Market	96.7	84.3	14.7%
Systems and communications	30.8	17.6	75.0%
SIAC support (1)	163.3	189.4	(13.8)%
Professional services	57.3	59.7	(4.0)%
Depreciation and amortization	73.6	45.1	63.2%
Occupancy	29.8	21.1	41.2%
Marketing and other	57.1	34.4	66.0%
Total expenses	$1,417.2	$1,022.1	38.7%

(1)
Market’s SIAC Support expense will not equal SIAC Services’ revenues from Data Processing Fees - NYSE as certain fees billed to the NYSE by SIAC relate to software developed for the NYSE’s internal use, and as a result a portion of these fees incurred during the application development stage has been capitalized.

  Merger expenses and related exit costs. For the nine months ended September 30, 2006, Market incurred $14.8 million in merger expenses and related exit costs consisting of severance costs ($4.8 million), legal, printing and accounting fees incurred in connection with the completion of the merger as well as the May 2006 selling shareholder offering of NYSE Group common stock ($4.0 million), and professional and other fees ($6.0 million) directly attributable to either the merger between the NYSE and Archipelago, which was completed March 7, 2006, or the contemplated combination between NYSE Group and Euronext. NYSE Group did not incur any similar expenses in the same period a year ago.

Market Compensation

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$119.8	$97.2	23.3%
Stock based compensation	28.6	-	100.0%
Benefits and other	43.3	39.9	8.5%
	$191.7	$137.1	39.8%

Compensation. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, compensation was up $54.6 million, or 39.8%. The employees of NYSE Arca accounted for $34.1 million of this increase following the completion of the merger on March 7, 2006. Excluding the impact of NYSE Arca’s consolidation during the nine months ended September 30, 2006, compensation increased by $20.5 million. This increase was primarily due to the $28.6 million recognized for certain restricted stock units granted to NYSE Market employees following the merger with NYSE Arca and other stock based compensation, including a $21.0 million charge recorded at the time of the merger for the immediate vesting of certain restricted stock units. NYSE Group did not record any stock-based compensation in the same period a year ago. Excluding the impact of NYSE Arca’s results and stock based compensation awards, compensation decreased by $8.1 million, primarily in relation to cost savings initiatives.

Liquidity payments. For the nine months ended September 30, 2006, NYSE Arca incurred liquidity payments of $160.0 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Routing and clearing. For the nine months ended September 30, 2006, NYSE Arca incurred routing and clearing fees of $49.7 million. NYSE Group did not incur any similar expenses in the same period a year ago.

Regulatory services provided to Market. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, Regulation support costs increased $12.4 million or 14.7%. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger with Archipelago.

Systems and SIAC Support. For the nine months ended September 30, 2006, compared to nine months ended September 30, 2005, systems related costs decreased $12.9 million, or 6.2%. For the nine months ended September 30, 2006, the operations of NYSE Arca accounted for $13.0 million of the $30.8 million of systems and communications. Other systems and communications expenses remained relatively unchanged as compared to the same period a year ago. SIAC support costs decreased by 13.8% to $163.3 million due to structural cost effectiveness efforts, which resulted in lower data processing operations and systems development costs, lower headcount and increased utilization rates.

Professional Services. For the nine months ended September 30, 2006, compared to the year ended September 30, 2005, professional services decreased $2.4 million or 4.0%. NYSE Arca accounted for $8.6 million of the $57.3 million. Excluding the impact of NYSE Arca’s consolidation during the nine months ended September 30, 2006, professional services decreased by $11.0 million primarily due to reduced legal fees.

Depreciation and Amortization. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, depreciation and amortization increased $28.5 million, or 63.2%. The operations of NYSE Arca represented $20.5 million of the increase following the March 7, 2006 completion of our merger. The remaining $8.0 million increase was chiefly associated with continued capital expenditures on technology and infrastructure.

Occupancy. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, occupancy increased $8.7 million or 41.2%, which was primarily the result of the consolidation of NYSE Arca’s operations following the completion of the merger between the NYSE and Archipelago on March 7, 2006.

Marketing and other. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, marketing and other expenses increased $22.7 million, or 66.0%. The operation of NYSE Arca accounted for $11.8 million of marketing and other. The remaining $10.9 million increase was a result of increased advertising and promotion activity as part of the merger between the NYSE and Archipelago, as well as higher insurance premiums and additional expenses incurred as a public company.

SIAC Services Segment Results - Expenses

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Merger expenses and related exit costs	$6.2	$-	100.0%
Compensation	158.8	170.6	(6.9)%
Systems and communications	49.7	65.1	(23.7)%
Professional services	25.2	32.1	(21.5)%
Depreciation and amortization	22.3	29.8	(25.2)%
Occupancy	25.4	23.0	10.4%
Marketing and other	7.6	6.3	20.6%
Total expenses	$295.2	$326.9	(9.7)%

Merger expenses and related exit costs. For the nine months ended September 30, 2006, SIAC Services incurred $6.2 million in merger expenses and related exit costs consisting of lease terminations, severance and related exit costs in connection with the integration of the Archipelago businesses. NYSE Group did not incur any similar expenses in the same period a year ago.

SIAC Services Compensation

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$109.2	$126.3	(13.5)%
Stock based compensation	17.6	-	100.0%
Benefits and other	32.0	44.3	(27.8)%
	$158.8	$170.6	(6.9)%

Compensation. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, compensation decreased $11.8 million, or 6.9%. This decrease was primarily due to cost reduction initiatives and the resulting decrease in average headcount, which was partially offset by $17.6 million of stock based compensation recognized for certain restricted stock units granted to SIAC employees following the merger with Archipelago, including a $13.6 million charge recorded at the time of the merger for the immediate vesting of certain restricted stock units.

Systems and communications. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, systems and communication expenses decreased $15.4 million, or 23.7%, to $49.7 million, primarily as a result of cost containment initiatives.

Professional Services. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, professional services decreased $6.9 million, or 21.5%, to $25.2 million. Lower average contract staff and decreased temporary support for trading operations contributed to the reduction.

Depreciation and Amortization. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, depreciation and amortization expense decreased $7.5 million, or

25.2% period over period, to $22.3 million, as the number of assets reaching full depreciation outpaced capital expenditures.

Occupancy. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, occupancy costs increased by $2.4 million, or 10.4%, to $25.4 million due to increased operating expenses.

Marketing and other. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, marketing and other costs increased by $1.3 million, or 20.6%.

Regulation Segment Results - Expenses

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Compensation	$92.4	$80.0	15.5%
Market services provided to Regulation	99.5	87.8	13.3%
Systems and communications	1.1	1.0	10.0%
Professional services	6.2	1.8	244.4%
Depreciation and amortization	3.4	3.6	(5.6)%
Occupancy	7.8	7.6	2.6%
Marketing and other	5.6	5.5	1.8%
Total expenses	$216.0	$187.3	15.3%

Regulation Compensation

	Nine months ended September 30,
Dollars (in Millions)	2006	2005	Percent Increase (Decrease)
Salaries and bonus	$67.8	$59.8	13.4%
Deferred compensation award	8.5	-	100.0%
Benefits and other	16.1	20.2	(20.3)%
	$92.4	$80.0	15.5%

Compensation. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, compensation increased $12.4 million, or 15.5%, to $92.4 million. This increase was primarily due to the $8.5 million recognition of certain cash awards granted to NYSE employees at the time of the merger coupled with an increase in headcount and related increased compensation costs within Regulation.

Market services provided to Regulation. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, market support costs increased $11.7 million, or 13.3%. These services are provided by Market to support the operations of Regulation. The increase was primarily driven by the increased compensation costs for vesting of restricted stock units granted to Market employees following the merger with Archipelago.

Professional services. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, professional services increased $4.4 million, to $6.2 million. These costs increased as newly established mandatory regulatory audits commenced during 2006.

Regulation’s other operating expenses, including systems and communications, depreciation and amortization as well as marketing and general and administrative expenses were relatively stable period over period.

Regulatory Fine Income

For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, fine income increased $1.0 million, or 3.0%. Regulatory fines result from actions taken by Regulation in its oversight of Market constituents and accordingly may vary period over period.

Investment and Other Income, Net

The components of investment and other income, net, were as follows:

	Nine months ended September 30,
Dollars (in Millions)	2006	2005
Investment income, net	$31.5	$24.8
DTCC settlement gain	10.8	-
Other income	21.0	11.8
Total	$63.3	$36.6

The increase in investment income, net, is primarily attributable to an increase in the average interest bearing investment portfolio and higher interest rates. DTCC settlement gain reflects a one-time payment from certain DTCC subsidiaries in connection with the termination of their service agreement with SIAC. NYSE Group’s share (net of minority interest of $3.6 million) of the one-time settlement gain was $7.2 million. The increase in other income primarily relates to insurance reimbursements received which may vary period over period.

Gain on Sale of Equity Investment

On March 28, 2006, NYSE Group sold its shares of DTCC common stock for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain that is included in gain on sale of equity investment in the condensed consolidated statement of income for the nine months ended September 30, 2006. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of NYSE and Archipelago.

Income Taxes

The consolidated effective tax rate for the nine months ended September 30, 2006 and 2005 was 39.2% and 39.3%, respectively. For the nine months ended September 30, 2006, we provided for income taxes at a 40.5% combined federal, state and local tax rate.

Liquidity and Capital Resources

Historically, NYSE Group’s primary source of liquidity has been cash generated by NYSE Group’s operations, and NYSE Group’s liquidity requirements have been for working capital, capital expenditures and general corporate use.

NYSE Group’s working capital was $625.0 million at September 30, 2006, and capital expenditures equaled $68.4 million for the nine months ended September 30, 2006. Capital expenditures related primarily to the development and maintenance of corporate and regulatory systems and to trading technology, including expenditures relating to the development and implementation of NYSE Hybrid Market and compliance with Regulation NMS.

Cash and cash equivalents are generated primarily from listing services, sales of market information, collection of activity assessment fees (which are fully remitted to the SEC), data processing services provided by SIAC, collections of regulatory fees, fees generated for trading, and investment income.

At September 30, 2006, NYSE Group had $255.6 million of cash and cash equivalents, an increase of $212.1 million from its cash and cash equivalents at December 31, 2005. Current assets readily convertible into cash include accounts receivable, securities purchased under agreements to resell and marketable securities. These assets totaled $870.8 million at September 30, 2006 and, when combined with cash and cash equivalents, represented 89.4% of NYSE Group’s current assets.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of September 30, 2006, NYSE Group did not have any significant restricted cash balance.

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

As of September 30, 2006, NYSE Group had no outstanding short-term or long-term debt. In connection with the transaction contemplated by the combination agreement, NYSE Euronext will enter into a credit facility agreement that will permit it to borrow amounts sufficient to fund the cash portion of the consideration to be issued in the exchange offer contemplated under the combination agreement, which is expected to be approximately $2.8 billion. NYSE Euronext may only borrow amounts under this credit facility agreement if the combination is successful. If the combination is successful, NYSE Euronext expects to use the credit facility as an undrawn back stop for a global commercial paper program, which NYSE Euronext will use mainly to finance the cash portion of the consideration to be paid to Euronext shareholders pursuant to the exchange offer. The credit facility will include terms and conditions customary for agreements of this type, which could restrict NYSE Euronext's ability to engage in additional transactions or incur additional indebtedness. It is currently anticipated that NYSE Euronext will issue approximately $2.8 billion of commercial paper through a number of dealers. The dealers will offer the notes worldwide in a variety of currencies with maturities of less than 365 days. The goal will be to issue the paper in the most cost effective currency. The interest on the commercial paper will be paid using proceeds from operations of the combined entity; and it is expected that the debt will be paid off in three to four years.

NYSE Group believes that cash flows from operating activities and financing capabilities along with future cash flows from operations are sufficient to meet the needs of its current operations. If existing cash balances are insufficient, NYSE Group intends to seek additional financing. NYSE Group may not be able to obtain additional financing on acceptable terms or at all.

Net cash provided by operating activities equaled $18.0 million for the nine months ended September 30, 2006, consisting of net income of $159.5 million and the effects of non-cash items, such as depreciation, which does not adversely affect cash flows. Also, during the nine months ended September 30, 2006, NYSE Group remitted $660.0 million in Section 31 fees to the SEC.

Net cash provided by investing activities equaled $689.2 million for the nine months ended September 30, 2006. NYSE Group acquired $218.2 million of cash in connection with the Archipelago merger. Net sales of investment securities and securities purchased under agreements to resell of $524.7 million funded the $409.8 million distribution to NYSE former members.

As part of the merger with Archipelago, NYSE Group’s financing activities included a total cash distribution of $506.2 million (consisting of a $409.8 million cash distribution and a $96.4 million dividend) to the NYSE’s former members during the nine months ended September 30, 2006.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 addresses how a reporting company accounts for all tax positions including the uncertain tax positions reflected or expects to be reflected in the company's past or future tax returns. The interpretation also requires the company to recognize interest and penalties associated with the uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact that the implementation of FIN 48 will have on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued FAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, FAS 158 requires the recognition on the statement of financial condition of the funded status of pension and other postretirement benefit plans. The pronouncement is effective for fiscal years ending after December 15, 2006. NYSE Group will adopt FAS 158 during the fourth quarter of 2006 and, based on our preliminary estimates, we believe that the adoption will have a $30.0 to $50.0 million after-tax impact on our accumulated other comprehensive income. The actual impact of adopting FAS 158 will be dependent upon the then fair market value of plan assets and the projected benefit obligation, measured as of adoption date.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years beginning after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning-of-year retained earnings at the first fiscal year ending after November 15, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. NYSE Group does not expect the adoption of SAB 108 to have a material impact on its financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative disclosures about market risk from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, of NYSE Group and its subsidiaries. Based upon that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation.

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our annual report on Form 10-K filed with the SEC on March 31, 2006, as updated by Item 1 of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports. Unless otherwise indicated, all proceedings discussed in those earlier reports remain outstanding.

In re NYSE Specialists Securities Litigation

Briefing on plaintiffs’ appeal to the U.S. Court of Appeals for the Second Circuit from the final judgment in favor of the NYSE was completed on September 18, 2006.

Grasso Litigation

Mr. Grasso filed an appeal of the New York Supreme Court’s August 8, 2006 decision that the New York Attorney General’s claim against Mr. Grasso for restitution and imposition of a constructive trust is an equitable claim that must be tried to the court rather than to a jury, and that it would commence trial of that claim on October 16, 2006. On September 14, 2006, the appellate court entered an order staying the trial until the appeals of that decision, and of the earlier decision denying Mr. Grasso’s motion to dismiss, have been decided.

On August 23, 2006, the New York Supreme Court granted Mr. McCall’s motion for summary judgment dismissing the third-party claims asserted against him by Mr. Grasso. Mr. Grasso filed an appeal of that decision.

On September 7, 2006, Mr. Grasso filed a motion seeking reassignment of the case to a different judge for all further proceedings, and on September 14, 2006, the New York Supreme Court denied that motion. Mr. Grasso filed an appeal of that decision.

On October 4, 2006, Mr. Grasso filed a motion for leave to amend his crossclaims to add causes of action against the NYSE for termination payments under his 1999 and 2003 employment agreements based upon an allegation that he resigned (including for “Good Reason”). After the NYSE opposed the motion, Mr. Grasso withdrew it.

On October 18, 2006, the appellate court heard oral argument on Mr. Langone’s appeal of the denial of his motion for summary judgment on the single cause of action asserted against him by the New York Attorney General.

On October 19, 2006, the New York Supreme Court entered an order granting the motions for summary judgment filed by the NYSE and Mr. Reed and dismissed all of the crossclaims asserted by Mr. Grasso against the NYSE and Mr. Reed. The court granted in part Mr. Grasso’s and Mr. Langone’s motions for summary judgment with respect to the New York Attorney General’s claim against the NYSE, dismissing that claim to the extent it sought injunctive relief but denying the request to dismiss the claim to the extent it seeks declaratory relief. Among other rulings in the decision, the court granted in part the New York Attorney General’s motion for partial summary judgment against Mr. Grasso, finding that Mr. Grasso breached his fiduciary duties to the NYSE and that certain payments made to Mr. Grasso were unlawful and must be returned to the NYSE, and ordered the New York Attorney General to provide an accounting within 30 days of the court’s decision. On November 2, 2006, the New York Attorney General filed an accounting stating that Mr. Grasso must disgorge approximately $112.2 million; Mr. Grasso has until December 4, 2006 to file any objections to the accounting. Mr. Grasso filed an appeal of the court’s decision, and also has indicated that he intends to seek an order from the appellate court staying the trial court from conducting any accounting of amounts allegedly owed.

At December 31, 2003, the NYSE accrued compensation expense amounting to $36.0 million related to Mr. Grasso. This accrual, which remains current, reflects management's interpretation of the provisions contained in the most recent employment agreement, which provides terms outlining certain payments to which Mr. Grasso could be entitled upon ceasing employment with the NYSE, if that agreement is found to be valid and the payments were deemed to be allowable and appropriate under the law.

NYSE/Archipelago Merger-Related Litigation

On November 8, 2006, the court heard oral argument on the motion by the NYSE and Mr. Thain to dismiss the Hyman and Lief amended complaints and the Rittmaster complaint, and reserved decision on the motion.

Other Matters

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

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ended June 30, 2006.

NYSE Group's share of trading in NYSE-listed securities has declined.

As a result of increasing competition, NYSE Group's share of trading on a matched basis in NYSE-listed securities has declined from approximately 78.6% for the three months ended September 30, 2005, to 70.6% for the three months ended September 30, 2006. If growth in NYSE Group's overall trading volume of NYSE-listed securities does not offset any significant decline in NYSE Group's share of NYSE-listed trading, or if a decline in the NYSE Group's share of trading in NYSE-listed securities makes the NYSE's market appear less liquid, then NYSE Euronext's financial condition and operating results could be adversely affected.

NYSE Group and certain of its subsidiaries are required to allocate funds and resources to NYSE Regulation.

NYSE Group and certain of its subsidiaries are required to allocate significant resources to NYSE Regulation. This dedication of resources may limit NYSE Group’s ability to reduce its expense structure and to dedicate funds and human resources in other areas.

NYSE Regulation has undertaken the regulatory functions of the NYSE and NYSE Arca, Inc. pursuant to agreements with each entity. NYSE Regulation also has an explicit agreement with NYSE Group, the NYSE and NYSE Market so that adequate funding is provided to NYSE Regulation. Moreover, under the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation. The obligations to fund NYSE Regulation under the agreements covering those services could negatively affect the cash available to NYSE Group and its ability to invest in or pursue other opportunities that may also be beneficial to NYSE Group stockholders.

NYSE Group’s revenues from SIAC could significantly decrease.

SIAC is the principal vendor of the NYSE's data processing and software development services.

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by AMEX for approximately $40.3 million, as a result of which, NYSE Group now fully owns SIAC. In connection with the purchase, the SIAC shareholders’ agreement and AMEX’s participation in the SIAC facilities management agreement (under which SIAC has previously provided technology services to the NYSE and AMEX) were terminated, and SIAC agreed to provide substantially reduced services to AMEX under a new services agreement.

SIAC's non-NYSE revenues accounted for 8.9% of the NYSE's revenues, net of Section 31 fees, for the nine months ended September 30, 2006. Historically, SIAC has relied on three principal customers for a majority of its revenues: (1) the NYSE, (2) AMEX and (3) NSCC and Fixed Income Clearing Corporation (“FICC”). In 2005, the NYSE was the source of 58% of SIAC's revenues; AMEX was the source of 16.4% of SIAC's revenues; and NSCC and FICC were the source of 9.1% of SIAC's revenues. NSCC and FICC have entered into separate agreements with SIAC, pursuant to which the services previously provided by SIAC have been phased out. In addition, in connection with NYSE Group's acquisition of AMEX's interest in SIAC, NYSE Group and AMEX have agreed that SIAC would provide substantially reduced services to AMEX under a new services agreement. As a result, SIAC's revenues from non-NYSE sources will be reduced. To the extent that NYSE Group is not able to reduce its costs associated with SIAC to offset the amount of reduction in revenue from SIAC (which NYSE Group may not be able to do), NYSE Group's profits and results of operations may be adversely affected.

Additionally, if the proposed combination of NYSE Group’s and Euronext’s businesses is successful, the combined company, NYSE Euronext, will face the following risks:

NYSE Euronext may not be able to successfully integrate the businesses and operations of NYSE Group and Euronext in a timely fashion or at all.

NYSE Group and Euronext operate as independent companies, and will continue to do so until the completion of the combination. Following the combination, NYSE Group and Euronext are committed to a policy of decentralized management under which their respective operating subsidiaries, including the exchanges, will have autonomy in respect of day-to-day operating decisions. NYSE Euronext expects that this approach will ease some of the challenges of integration. Nonetheless, NYSE Euronext expects to integrate certain of the management and technological functions of NYSE Group and Euronext. NYSE Euronext management may face significant challenges in integrating the two companies' technologies, organizations, procedures, policies and operations, as well as in addressing differences in the business cultures of the two companies, and retaining key NYSE Group and Euronext personnel. The integration process may prove to be complex and time consuming and require substantial resources and effort. It may also disrupt each company's ongoing businesses, which may adversely affect NYSE Euronext's relationships with market participants, employees, regulators and others with whom NYSE Group and Euronext have business or other dealings.

The merger between the NYSE and Archipelago, which was completed on March 7, 2006, may add further challenges and complexity. NYSE Group is currently in the process of integrating the businesses of the NYSE and Archipelago, and this process is not expected to be completed before the completion of the combination. In addition, on November 1, 2006, NYSE Group acquired the one-third ownership stake in SIAC previously held by AMEX for approximately $40.3 million. NYSE Group already owned the other two-thirds interest. As a result, NYSE Euronext's management may have to integrate the businesses of the NYSE, Archipelago, SIAC and Euronext simultaneously, which may be difficult. If NYSE Euronext fails to manage the integration of these businesses effectively, its growth strategy and future profitability could be negatively affected, and it may fail to achieve the anticipated benefits of the combination. In addition, difficulties in integrating these businesses could harm NYSE Euronext's reputation.

The combined company may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the combination.

The success of the combination will depend, in part, on NYSE Euronext's ability to realize anticipated cost savings, revenue synergies and growth opportunities from combining the businesses of NYSE Group and Euronext. NYSE Euronext expects to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and automation. Specifically, NYSE Group and Euronext expect that the combined company will achieve cost savings of approximately $275 million annually within three years after the combination (with approximately $55 million of these cost savings achieved by the end of the first year, $125 million by the end of the second year and the full $275 million by the end of the third year). Of this amount, an estimated $250 million is expected to result from the overall rationalization of the combined company's information technology systems and platforms, driven by the high level of compatibility among the current technology platforms maintained by NYSE Group and Euronext, and the remaining $25 million is expected to result from the rationalization of non-information technology related activities, including the integration of corporate support functions such as finance, and the streamlining of marketing and other corporate costs such as insurance, occupancy and professional services.

NYSE Group and Euronext also expect that the combination will create approximately $100 million in incremental revenues annually within three years after the combination. Of this amount, approximately $35 million is expected to be generated from cash equities trading, $45 million is expected to be generated from derivatives and the remaining $20 million is expected to be generated from listing fees.

There is a risk, however, that the businesses of NYSE Group and Euronext may not be combined in a manner that permits these costs savings and revenue synergies to be realized in the time currently expected, or at all. For example, the completion of the combination and the post-closing reorganization may be delayed or challenged by parties opposing the completion of the combination or the post-closing reorganization. This may limit or delay the NYSE Euronext management's ability to integrate the two companies' technologies, organizations, procedures, policies and operations. In addition, a variety of factors, including but not limited to wage inflation, currency fluctuations, and difficulty integrating technology platforms, may adversely affect NYSE Euronext's anticipated cost savings and revenues. Also, the combined company must achieve its anticipated cost savings without adversely affecting its revenues. If NYSE Euronext is not able to successfully achieve these objectives, the anticipated benefits of the combination may not be realized fully, or at all, or may take longer to realize than expected.

NYSE Euronext, NYSE Group and Euronext will incur significant transaction and combination-related costs in connection with the combination.

NYSE Group and Euronext expect to incur a number of non-recurring costs associated with combining the operations of the two companies, anticipated to be approximately $70 million in each of 2007 and 2008 and $40 million in 2009. In addition, NYSE Group and Euronext will incur legal, accounting and other transaction fees and other costs related to the combination, anticipated to be between $50 million and $75 million. Some of these costs are payable regardless of whether the combination is completed. Moreover, under specified circumstances, NYSE Group or Euronext may be required to reimburse certain expenses incurred by the other party in connection with the termination of the proposed combination. Additional unanticipated costs may be incurred in the integration of the businesses of the NYSE Group and Euronext.

Although NYSE Euronext expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset these transaction- and combination-related costs over time, this net benefit may not be achieved in the near term, or at all.

If the combination is successful, NYSE Euronext will incur a substantial amount of debt to finance the cash portion of the consideration for the Euronext shares to be acquired, which could restrict its ability to engage in additional transactions or incur additional indebtedness.

In connection with the exchange offer, NYSE Euronext will enter into a credit facility agreement that permits NYSE Euronext to borrow amounts sufficient to fund the cash portion of the exchange offer, which is expected to be $3.0 billion. NYSE Euronext may only borrow amounts under this credit facility agreement if the combination is successful. If the combination is successful, NYSE Euronext expects to use the credit facility as an undrawn back stop for a global commercial paper program, which NYSE Euronext will use mainly to finance the cash portion of the consideration to be paid to Euronext shareholders pursuant to the exchange offer. The credit facility includes terms and conditions customary for agreements of this type, which could restrict NYSE Euronext's ability to engage in additional transactions or incur additional indebtedness.

Obtaining required approvals may delay or prevent completion of the combination or reduce the anticipated benefits of the combination.

Completion of the combination is conditioned upon, among other things, the receipt of material governmental authorizations, consents, orders and approvals, including the approval of the SEC and certain European regulators. NYSE Group and Euronext intend to pursue all required approvals in accordance with their obligations under the combination agreement. In connection with granting these approvals, the respective governmental or other authorities may impose conditions on, or require divestitures or other changes relating to, the divisions, operations or assets of NYSE Group or Euronext. For example, the SEC and the European regulators may require changes to the structure, certificate of incorporation or bylaws of NYSE Euronext and its subsidiaries, as a precondition to their approval of the combination. Neither NYSE Group nor Euronext can predict what, if any, changes may be required. Certain changes may require NYSE Group or Euronext to obtain the approval of their respective shareholders and, therefore, to re-solicit proxies, which may result in significant additional expenses and costs. More generally, these and other conditions, divestitures or other changes may jeopardize or delay completion of the combination or may reduce the anticipated benefits of the combination.

Item 5. Other Information

On November 8, 2006, NYSE Group announced a workforce reduction of more than 500 positions, including approximately 400 employees and 120 full-time consultants. This organizational downsizing excludes NYSE Regulation and reflects ongoing initiatives to cut costs and improve efficiencies, eliminate duplicate services, and realize cost savings resulting from the March 7, 2006 merger with Archipelago.

As a result of this workforce reduction, NYSE Group expects to recognize a restructuring charge in the fourth quarter of 2006 of approximately $28.0 million consisting primarily of severance payments and curtailment losses.

A copy of the NYSE Group press release with respect to the foregoing is attached to this report as exhibit 99.1.

Item 6. Exhibits

Exhibit No.	Description

2.1	Combination Agreement, dated as of June 1, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc.[1]

3.1	Amended and Restated Certificate of Incorporation of NYSE Group, Inc.[2]

3.2	Amended and Restated Bylaws of NYSE Group, Inc.[3]

10.1	NYSE Group, Inc. 2006 Stock Incentive Plan[4]

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350

99.1	Press Release entitled “NYSE Group Announces Workforce Reduction,” dated November 8, 2006

1 Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8K (File No. 1-32829) filed on June 2, 2006.
2 Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 8-A (File No. 1-32829) filed on March 7, 2006.
3 Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 8-A (File No. 1-32829) filed on March 7, 2005.
4 Incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-132284) filed on March 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Group has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Group, Inc.

Date: November 10, 2006	By:	/s/ Nelson Chai
Nelson Chai
Chief Financial Officer