Form 10-K
period 2006-12-31
NYSE Group, Inc.
filed 2007-03-22
CIK 1326579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 001-32829

NYSE Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2786071
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11 Wall Street New York, N.Y.	10005
(Address of principal executive offices)	(Zip Code)

(212) 656-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2006, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $10.7 billion.

As of March 9, 2007, there were approximately 156.7 million shares of NYSE Group, Inc. common stock outstanding.

NYSE GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

CERTAIN TERMS

Throughout this document, unless otherwise specified or if the context otherwise requires:

•

“Archipelago” refers to Archipelago Holdings, Inc., a Delaware corporation, and its subsidiaries and, where the context requires, its predecessor, Archipelago Holdings, LLC, a Delaware limited liability company and its subsidiaries;

•

“combination agreement” refers to the Combination Agreement, dated as of June 1, 2006, as amended and restated as of November 24, 2006, by and among NYSE Group, Euronext, NYSE Euronext, and Jefferson Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of NYSE Euronext;

•	“Euronext” refers to Euronext N.V., a company organized under the laws of the Netherlands, and its subsidiaries;

•

“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago, which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation and a registered U.S. national securities exchange, and (2) after the completion of such merger on March 7, 2006, New York Stock Exchange LLC, a New York limited liability company and a registered U.S. national securities exchange, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation;

•

“NYSE Arca” refers to NYSE Arca, L.L.C., a Delaware limited liability company (formerly known as Archipelago Exchange, L.L.C.), and NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.);

•	“NYSE Arca, Inc.,” where that specific term is used, refers to the entity registered as a U.S. national securities exchange (formerly known as the Pacific Exchange, Inc.);

•

“NYSE Euronext” refers to NYSE Euronext, Inc., a newly formed Delaware corporation that will be renamed “NYSE Euronext” upon completion of the combination of NYSE Group, Inc. and Euronext N.V., and its subsidiaries; and

•	“NYSE Group” “we,” “us” and “our” refers to NYSE Group, Inc., a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Item 1A. Risk Factors.”

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

Forward-looking statements include, but are not limited to, statements about:

•	our business’ possible or assumed future results of operations and cash flows;

•	our business’ strategies and investment policies;

•	our business’ financing plans and the availability of capital;

•	our business’ competitive position;

•	potential growth opportunities available to our business;

•	the risks associated with potential acquisitions or alliances by us;

•	the recruitment and retention of our officers and employees;

•	our expected levels of compensation;

•	our business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	the likelihood of success and impact of litigation;

•	our protection or enforcement of our intellectual property rights;

•	our ability to successfully implement and operate the NYSE Hybrid MarketSM;

•	our expectation with respect to securities markets and general economic conditions;

•	our ability to keep up with rapid technological change; and

•	the impact of future legislation and regulatory changes on our business.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I

ITEM 1.	BUSINESS

Overview

We are a holding company that, through our subsidiaries, operates and regulates two securities exchanges: the NYSE and NYSE Arca, Inc. We are a leading provider of securities listing, trading and related information products and services. We were formed in connection with the merger of the NYSE and Archipelago, which was completed on March 7, 2006. Although the trading platforms of the NYSE and NYSE Arca currently operate separately, we are actively integrating some of their activities to achieve revenue and cost synergies.

We are currently in the process of completing a combination with Euronext, which will be accomplished by the creation of a new holding company, NYSE Euronext. Euronext’s business is being brought under the new holding company through an exchange offer, and NYSE Group’s business is being brought under the new holding company through a merger (together referred to as the “combination”). The combination will create the first global exchange group, encompassing seven exchanges in six countries. The combination is expected to close on or about April 4, 2007. On that date, NYSE Group will merge with a wholly owned subsidiary of NYSE Euronext immediately after the settlement and delivery of the Euronext shares tendered during the initial offering period of the exchange offer, so that the businesses of both Euronext and NYSE Group will be held in subsidiaries of NYSE Euronext. As a result, NYSE Group will be delisted from the NYSE and NYSE Euronext will become listed on the NYSE and on Euronext Paris.

The NYSE.    The NYSE is the world’s largest and most liquid cash equities exchange. The NYSE provides a reliable, orderly, liquid and efficient marketplace where investors meet directly to buy and sell listed companies’ common stock and other securities. For 214 years, the NYSE has facilitated capital formation, serving a wide spectrum of participants, including individual and institutional investors, the trading community and listed companies. As of December 31, 2006, 2,713 issuers, which include operating companies, closed-end funds and exchange traded funds (ETFs), were listed on the NYSE, and the NYSE’s listed operating companies represent a total worldwide market capitalization of over $25.1 trillion. During 2006, on an average trading day, approximately 1.67 billion shares, valued at over $63.0 billion, were traded on the NYSE. The NYSE operates an auction market in which orders are electronically transmitted for execution. Specialists on the trading floor are charged with maintaining fair, orderly and continuous trading markets in specific stocks by bringing buyers and sellers together and, when circumstances warrant, adding liquidity by buying and selling stock for their own account. Floor brokers act as agents on the trading floor to facilitate primarily large or complicated orders. We refer to this trading model as an “agency auction trading model.”

NYSE Arca.    NYSE Arca operates the first open, all-electronic stock exchange in the United States and has one of the leading market positions in the trading of exchange-listed securities and ETFs. NYSE Arca is also an exchange for trading equity options. Through NYSE Arca, customers can trade approximately 8,875 equity securities and over 152,000 option products. NYSE Arca’s trading platforms link traders to multiple U.S. market centers and provide customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of NYSE Arca’s trading systems, combined with its trading rules, have allowed NYSE Arca to create a large pool of liquidity that is available to customers internally on NYSE Arca and externally through other market centers. During 2006, on an average trading day, over 822 million shares, valued at over $28.6 billion, were traded through NYSE Arca’s trading platforms.

Securities Industry Automation Corporation (SIAC).    SIAC has historically provided critical automation and communications services to the NYSE, the American Stock Exchange (AMEX) and other organizations to support order processing, trading and the reporting of market information, among other functions. SIAC also provides system support for certain national market system functions and for important regulatory and administrative activities.

NYSE Regulation.    NYSE Group plays a critical role in the U.S. securities industry through its two self-regulatory organizations (SROs). As a not-for-profit company within NYSE Group, NYSE Regulation regulates the activities of members, member organizations and their employees through enforcement of SRO rules and federal securities laws. In addition, NYSE Regulation surveils the trading that occurs on the NYSE and NYSE Arca, Inc., and oversees compliance by listed companies with the financial and corporate governance listing standards of NYSE Group’s two SROs.

For a discussion of our revenues and other financial information with respect to our reporting segments and geographic areas, see Item 8. Financial Statements and Supplemental Information—Note 5—Segment Reporting.

Recent Acquisitions/Strategic Investments/Alliances

National Stock Exchange of India.    On January 10, 2007, NYSE Group announced that it had signed a definitive agreement to acquire a 5% equity position in the Mumbai-based National Stock Exchange of India Limited, the maximum investment permitted by any single foreign investor in a stock exchange under the securities regulations of India. NYSE Group will purchase the shares of National Stock Exchange of India for approximately U.S. $115 million in cash from a consortium of selling shareholders, including ICICI Bank Limited, Industrial Finance Corporation of India Limited, IL&FS Trust Company Limited, Punjab National Bank, and General Insurance Corporation of India. The closing of the transaction is expected to take place during the first quarter of 2007, subject to obtaining certain approvals from various government agencies in India.

Tokyo Stock Exchange.    On January 31, 2007, NYSE Group and Tokyo Stock Exchange, Inc. signed a letter of intent that established a strategic alliance to jointly develop and explore new opportunities in trading systems and technology, investor and issuer services, investment products, and governance and regulation. The agreement, which is non-exclusive, also may serve as a precursor for a potential capital alliance between NYSE Group and Tokyo Stock Exchange at some point in the future.

The NYSE and NYSE Arca

NYSE Group’s business includes two market centers: (1) the NYSE and (2) NYSE Arca. The NYSE’s business is operated mainly through two separate entities:

•	New York Stock Exchange LLC. The NYSE is the entity registered as a national securities exchange. The NYSE holds all of the equity interests of NYSE Market, Inc., NYSE Regulation, Inc. and SIAC.

•	NYSE Market, Inc. NYSE Market, Inc. is a wholly owned subsidiary of New York Stock Exchange LLC. NYSE Market conducts the market activities of the New York Stock Exchange.

NYSE Arca’s business is operated mainly through three separate subsidiaries:

•

NYSE Arca, LLC and NYSE Arca Equities, Inc.    NYSE Arca, LLC and NYSE Arca Equities operate an all electronic trading venue for (1) equity securities listed with NYSE Arca, Inc., the NYSE, Nasdaq and the American Stock Exchange, and (2) ETFs.

•

NYSE Arca, Inc.    NYSE Arca, Inc. operates an exchange for trading equity options listed on national markets and exchanges including the facilities, technology, systems and regulatory surveillance and compliance services required for the operation of a marketplace for trading options.

Listings Business

We operate two listing platforms; NYSE and NYSE Arca, Inc. As of December 31, 2006, approximately 2,713 operating companies, closed-end funds and ETFs were listed on the NYSE. The NYSE’s listed operating companies represented a combined global market capitalization of approximately $25.1 trillion as of that date. In addition, approximately 544 structured products were listed on the NYSE as of that date. As of December 31, 2006, 28 of the 30 publicly traded companies that constitute the Dow Jones Industrial Average and 85.0% of the stocks included in the S&P 500 Index were listed on the NYSE. As of December 31, 2006, the NYSE’s roster of listed companies included 451 non-U.S. companies from approximately 47 countries with a U.S.-publicly-held float of approximately $1.3 trillion and a total global market capitalization of approximately $9.7 trillion.

As of December 31, 2006, there were approximately 155 operating companies and ETFs listed on NYSE Arca, Inc. 33 of the operating companies were exclusively listed on NYSE Arca, Inc. and 103 operating companies were dually listed on the NYSE, the American Stock Exchange or Nasdaq. Many of the companies that are dually listed on NYSE Arca and the NYSE have announced the intention of delisting from NYSE Arca during the first quarter of 2007 to avoid the need to pay annual fees to both the NYSE and NYSE Arca. These companies will remain listed solely on the NYSE.

Fees are paid by companies when they initially list on the NYSE and NYSE Arca, Inc. and annually thereafter, although companies transferring to the NYSE or NYSE Arca from another exchange are not subject to listing fees. Listing fees, which are subject to a minimum and maximum amount, are based on the number of shares that a company lists with the NYSE or NYSE Arca, Inc., as applicable. Annual fees are charged on the outstanding shares of the company at the end of each year and are subject to a minimum and maximum fee. Listed companies also pay fees in connection with corporate transactions involving the issuance of new shares, such as stock splits, rights issues, sales of additional securities and mergers and acquisitions. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States.

New Listings

NYSE Group relies on new listings to maintain its competitive position in the United States and global markets. From 2001 to 2006, 830 U.S. and international companies listed on the NYSE. This included 190 closed-end funds, 183 transfers from other markets, 58 spin-offs and 264 domestic operating company initial public offerings and 123 international operating company initial public offerings and quotations. Among the initial public offerings of securities of U.S. issuers that would have qualified to be listed on the NYSE from January 1, 2001 to June 30, 2006, the aggregate proceeds of initial public offerings listed on the NYSE represented approximately 90% of aggregate proceeds thus qualified. From 2001 to 2006, 121 companies transferred their listing from Nasdaq to the NYSE. During that same period, only five companies voluntarily transferred from the NYSE to Nasdaq. Two additional companies elected to transfer to Nasdaq in advance of SEC approval of recent amendments made to NYSE’s continued listing standards that would have resulted in such companies being deemed below compliance. In addition, from March 8, 2006 (subsequent to the merger with Archipelago) through December 31, 2006, seven operating companies and 19 ETFs have listed on NYSE Arca, Inc.

A key to the NYSE’s past success and future growth is its ability to list and retain non-U.S. companies. Generally, non-U.S. companies are attracted to the U.S. and the NYSE to take advantage of the deep and diverse U.S. investor base, the visibility among the worldwide financial community that accompanies a NYSE listing, and the enhanced credibility that may be conferred by investors and other parties on a company once listed on the NYSE. From 2001 to 2006, 167 non-U.S. companies listed on the NYSE.

The NYSE actively pursues new closed-end fund listings. From 2001 to 2006, 190 closed-end funds have listed on the NYSE, raising over $88.1 billion in proceeds in their initial public offerings. This represents 76.3% of the funds qualified to list on the NYSE and 82.0% of the total closed-end fund qualified proceeds. As of December 31, 2006, 485 closed-end funds were listed on the NYSE.

Since 1988, the NYSE has also listed both debt and equity structured products—such as capital securities, mandatory convertibles, repackaged securities and equity-linked index-linked securities—and for debt securities traded on the trading floor. The number of new issuances and redemptions of these securities in any given year depends on many external factors, including interest rate levels and changes, economic conditions and financial regulation. As of December 31, 2006, 544 structured products, with an aggregate market value of $139 billion, were listed on the NYSE.

NYSE Group is also at the forefront of growth in listing and trading ETFs. ETFs are open-end investment products listed and traded in the secondary marketplace by a broad range of investors. The U.S. ETF marketplace now has over 374 listings, of which NYSE Group had 135 listings as of December 31, 2006. On July 20, 2005, Barclays Global Investors, the largest issuer of ETFs, announced its intention to transfer up to 61 listings to the NYSE and 20 listings to NYSE Arca, Inc. from AMEX over the course of 2005-2007. As of December 31, 2006, 40 of these ETFs had transferred to the NYSE and 19 of the ETFs had transferred to NYSE Arca, Inc.

Listing Standards

The NYSE and NYSE Arca, Inc. require that companies seeking to list securities meet minimum financial, distribution and corporate governance criteria. While in recent years the corporate governance criteria imposed by the various U.S. markets have become substantially similar, the NYSE’s overall listing standards have traditionally been, and continue to be, the most stringent of any securities marketplace in the world. All standards are periodically reviewed to ensure that the NYSE attracts and retains the strongest companies with sustainable business models.

NYSE Group is leveraging the NYSE brand to continue to build NYSE Arca, Inc.’s listing business. NYSE Arca, Inc.’s listing standards extend the NYSE’s current focus on quality companies to growing companies that initially do not meet the NYSE’s stringent listing standards. NYSE Arca, Inc.’s listing venue provides issuers with many of the benefits that are provided to NYSE-listed companies, including an affiliation with one of the world’s leading brands, exceptional market quality and a wide range of value added products and services. By leveraging the NYSE brand across two listings platforms, NYSE Group believes that we are better positioned to serve a broader segment of corporate issuers.

Client Service

NYSE Group has a team of professionals dedicated to serving the needs of its listed company community. These “client service managers” meet with their assigned listed companies individually and in regional executive forums that are organized by NYSE Group. They provide value by keeping issuers aware of market trends, market structure initiatives and developments in governance and regulation. NYSE Group believes that executives of listed companies place a high value on their relationship with their client service managers and on superior market quality, association with leading brands, global visibility, and unique marketing services that NYSE Group provides. Client retention is consistently very high ( i.e., greater than 99.9% for the period from 2001 to 2006).

NYSE Group offers a variety of services to its listed companies, including the ability to leverage the NYSE brand in reaching out to existing and prospective investors. It sponsors virtual forums, as well as domestic and international conferences, to provide issuers access to global institutional and retail investors. NYSEnet, a password-protected website for senior executives, provides data relating to proprietary trading, institutional ownership and market activity. The NYSE has also developed eGovDirect.comSM, an interactive, web-based tool that helps listed companies meet their NYSE governance and compliance requirements efficiently and economically; as of December 31, 2006, approximately 1,667 NYSE-listed companies and closed-end funds were registered for access to this site. In addition, NYSE Group believes that its executive forums and the opportunities they offer to network with policy makers and fellow corporate executives are highly valued by the leaders of NYSE and NYSE Arca, Inc.-listed companies. Moreover, NYSE Group uses a range of advertising media, including print and radio, among others, to promote its listed companies through a variety of ongoing campaigns.

Options Business

Through NYSE Arca, Inc., NYSE Arca operates a marketplace for trading options on exchange-listed securities. The underlying securities are listed and trade on NYSE Arca, Inc., the NYSE, AMEX and Nasdaq.

NYSE Arca’s option market center includes the trading facilities, technology and systems for trading options as well as regulatory, surveillance and compliance services. It also qualifies the listing of options on stocks that meet certain minimum criteria. NYSE Arca’s options business trades approximately 800,000 contracts each day on more than 2,000 underlying stocks.

NYSE Arca’s options business uses a technology platform and market structure that is designed to enhance the speed and quality of trade execution for its customers and to attract additional sources of liquidity by allowing market makers to have access to its markets remotely and by integrating floor-based participants and remote market makers. On July 28, 2006, NYSE Arca, Inc. received SEC approval to operate a new platform for options called NYSE Arca Options trading with technology based on the architecture of its equities trading platform. NYSE Arca launched the NYSE Arca Options platform on August 7, 2006, and completed the rollout of almost 2,000 option issues to the new trading platform in October 2006. NYSE Arca Options replaced the PCX+ platform. The revenue from NYSE Arca’s options business is primarily derived from transaction execution services and market data services in a real-time or summary basis.

NYSE Group refers to permitted users of NYSE Arca, Inc.’s options trading system as “options trading permit holders.” Any qualified broker-dealer who wishes to trade on NYSE Arca, Inc.’s options trading system may obtain an options trading permit from NYSE Arca, Inc.

Options Listing.    Under the rules of NYSE Arca, Inc. in order to list an option on a stock, there must be at least seven million shares of the underlying stock available for public trading, with at least 2,000 holders of the security. In addition, there must be active public trading in the underlying stock, and that stock must meet certain minimum price tests. These rules also include specialized criteria for listing options on certain types of securities, such as shares of index funds or ETFs, trust-issued receipts and American Depositary Receipts. Compliance with these rules and criteria are monitored and determined by NYSE Arca, Inc.

Options Products.    Options contracts are contracts with standardized terms that give the buyer the right, but not the obligation, to buy or sell a particular stock or stock index at a fixed price (the strike price) for a specified period of time (until the expiration date). Options are used in various ways by a range of investors with different goals and strategies, such as protecting equities portfolios by using options as a hedge and buying puts as a protection against unexpected declines in price, or speculating on the direction of a stock price by purchasing puts or calls in anticipation of a stock’s directional movement and hope of return on risk.

Options Clearing and Settlement.    All options contracts traded on NYSE Arca’s options exchange as well as other U.S. securities exchanges are issued and cleared by The Options Clearing Corporation (OCC), a clearing corporation registered with the SEC and owned by member options exchanges, including NYSE Arca, Inc. The OCC, which issues and clears all U.S-listed options, as well as certain futures and options on futures on a number of underlying financial assets, including common stocks, currencies, stock indices and interest rate composites, is among the world’s largest clearing organizations for options and equity derivatives.

Options Transaction Fees.    In conjunction with the rollout of the new options platform, NYSE Arca introduced a new pricing schedule that provides greater cost efficiencies for options investors. Currently, transaction fees for Market Makers are $0.16 per contract; transaction fees for Lead Market Makers are $0.09 per contract; and transaction fees for Electronic Broker Dealer transactions are $0.50 per contract. One Options Trading Permit (OTP) for Market Makers is $4,000 per month per OTP. Each OTP entitles market makers to quote in an expanded number of products of their choosing. Four Market Maker OTP permits, totaling $16,000, allow trading in all exchange products. OTP firms acting as Lead Market Makers (LMM) are assessed a fee for LMM Rights on a per issue basis in addition to the OTP Trade Participant Rights. LMM Rights per issue range from $150 to $3,000 per month. OTP Rights for order entry firms increased from $750 to $1,000 per month. OTP Rights for Floor Brokers dropped from $1,500 to $1,000 per month.

On January 26, 2007, a pilot program, approved by the SEC, began operating among NYSE Arca, Inc. and various U.S. equity options exchanges to quote and trade options on thirteen listed equities and ETFs in penny increments, instead of the current industry standard of quoting and trading options in five or ten cent increments.

In connection with this penny pilot program, NYSE Arca instituted a new pricing model for trading in the thirteen options included in the pilot as part of its ongoing effort to attract superior levels of liquidity and price discovery at its market center. Under the new pricing structure, penny pilot issues that trade electronically will be subject to fees that reward trading participants by providing them with a credit on all transactions that add liquidity. Specifically, market makers that have a resting order or quote will receive a $0.30 per contract credit upon execution; broker dealers and retail customers will receive a $0.25 per contract credit when their resting orders result in an execution. Under this new rate schedule, electronic penny pilot executions that take liquidity will be assessed $0.50 per contract regardless of the trading participant. In addition, marketing charges will not be assessed on any penny pilot execution.

Fixed Income Business

The NYSE also operates a centralized bond market. A broad selection of bonds is traded on the NYSE, such as corporate (including convertibles), agency and government bonds. The trading volume of bonds on the NYSE is primarily in corporate bonds, with approximately 94% of this volume in non-convertible bonds. Bonds trade on the NYSE through the NYSE’s ABS®, a screen-based system used by NYSE member organization subscribers, which was implemented in 1977. ABS® maintains and displays priced bond orders and matches those orders on a strict price and time-priority basis. It also reports real-time quotes and trades to market data vendors.

The requirement that bonds must list on the NYSE in order to be traded on the NYSE’s ABS® system has limited ABS® growth in recent years, with the total value traded on ABS® at $418 million through December 31, 2006, compared to $956 million in 2005, $1.3 billion in 2004 and $2.5 billion in 2003. On November 16, 2006, however, the SEC approved an exemption that allows NYSE members and member organizations to trade on an unlisted basis corporate bonds issued by NYSE-listed equity issuers and their wholly owned subsidiaries. This will allow trading in approximately 6,000 bonds, compared to the approximately 1,000 bonds currently listed on the NYSE. In addition, NYSE Arca has developed a new fixed income platform which the NYSE plans to utilize to replace the current ABS® technology. This platform offers greater execution speed, capacity, functionality and reliability. The NYSE has filed rules with the SEC relating to this platform, called “NYSE Bonds” that must be approved prior to its rollout.

Indices & Index Services

Index Calculation Services.    NYSE Arca offers an index calculation service for investment ideas that ultimately serves as the reference indicator for ETFs and other structured products. Custom index calculation is an important component to the development of traded products on the exchange, and allows the exchange to leverage its technology and understanding of traded products to better serve investors. Additionally, NYSE Arca provides various intra-day ETF fund valuation services to the ETF issuers and trading community. All of the Index Services are designed to offer our clients more tools and services to support the listing and trading.

NYSE Group Indices.    NYSE Group has created nine benchmark indices. The NYSE established its first index, the NYSE Composite Index, in 1966 to provide a comprehensive measure of the performance of all of the common stocks listed on the NYSE. Four other NYSE-branded indices were launched in June 2002, followed by three single-sector indexes, all of which are composed entirely of NYSE-listed companies. The March 7, 2006 merger with Archipelago expanded the existing offerings with the addition of the NYSE Arca Tech 100 Index. The NYSE has licensed the NYSE Composite Index and the NYSE U.S. 100 Index to Barclays Global Investors, N.A. for use in replicating the performance of the indices in the iShares NYSE Composite Index Fund and the iShares NYSE U.S. 100 Index Fund.

The NYSE Composite Index is designed to measure the performance of all common stocks listed on the NYSE, including REITs, tracking stocks and common equity and ADR listings of foreign companies. The NYSE

Composite consists of over 2,000 U.S. and non-U.S. stocks. The index utilizes a transparent, rule-based methodology that includes free-float market capitalization weighting. The float-adjusted market capitalization as of December 31, 2006 was more than $20 trillion. All companies in the NYSE Composite have to meet the initial listing standards of the NYSE, providing a base level of quality for the index’s potential components. In addition to serving as a broad-based benchmark, the NYSE Composite establishes a universe from which other NYSE-branded indices are derived.

The NYSE U.S. 100 Index is designed to measure the performance of the largest 100 U.S. stocks listed on the NYSE. The index had a market capitalization as of December 31, 2006 of over $7.2 trillion. The component companies of this index, ranked by market capitalization, are major market participants, most of which are well known names.

The NYSE International 100 Index is designed to measure the performance of the largest 100 non-U.S. stocks listed on the NYSE. All 100 components are ADRs or shares of issuers from 19 different countries that trade on the NYSE. The index had a market capitalization as of December 31, 2006 of over $5.7 trillion.

The NYSE World Leaders Index consists of components from the NYSE U.S. 100 and the International 100 indices. It tracks the performance of 200 leading companies across 19 countries. The index had a market capitalization as of December 31, 2006 of approximately $13.0 trillion.

The NYSE Sector Indexes, which include the NYSE Energy Index, NYSE Financial Index and NYSE Health Care Index, were designed to measure the performance of NYSE listed stocks representing the energy, financial and health care sectors. The NYSE Energy, NYSE Financial and NYSE Health Care indices represent $2.54 trillion, $5.46 trillion and $1.96 trillion in market capitalization, respectively.

The NYSE TMT index measures the performance of the largest 100 NYSE-listed U.S. and non-U.S. stocks in three sectors: Technology, Media and Telecommunications (TMT). The index had a market capitalization as of December 31, 2006 of approximately $2.1 trillion.

The NYSE Arca Tech 100 Index (formerly the ArcaEx Tech 100 Index) is a price weighted, broad based index of 100 securities, established in 1982. Modeled as a multi-industry technology index, the objective of the NYSE Arca Tech 100 Index is to provide a benchmark for measuring the performance of companies using technology innovation across a broad spectrum of industries: computer hardware, software, semiconductors, telecommunications, data storage and processing, electronics and biotechnology, to name just a few. NYSE Arca Tech 100 Index is a tech sector equivalent to the Dow Jones Industrial Average and is a market indicator used by mutual fund rating services, analysts, asset managers and private investors to gauge the overall performance of the technology sector of the U.S. equity market. On July 28, 2006, the Exchange Traded Trust filed a registration statement to create an ETF replicating the performance of the NYSE Arca Tech 100 Index.

Order Execution Business

One of NYSE Group’s primary functions is to ensure that orders to purchase and sell securities are conducted in a reliable, orderly, liquid and efficient manner. Order execution occurs through a variety of means, and NYSE Group seeks to continue to develop additional and more efficient mechanisms of trade.

NYSE Group is in the unique position of offering its customers the option of using either floor-based auction trading or electronic trading. NYSE-listed stocks show consistently lower volatility and execution costs than comparable stocks listed on other venues. The NYSE generally produces the best quoted prices in NYSE-listed stocks and warrants, and offered the National Best Bid and Offer (NBBO) 81.5% of the time in 2006. During the same time period, NYSE Arca set the NBBO 8.3% of the time in NYSE-listed securities. On a combined basis, the market centers of the NYSE Group provided the best quoted prices in NYSE-listed stocks and warrants 89.8% of the time during 2006.

Through NYSE Arca, customers can trade equity securities, ETFs and other derivative products in an all-electronic environment. NYSE Arca also provides customers with a venue for trading equity options listed on exchanges. NYSE Arca’s core trading technology platform is highly reliable, efficient, and scalable, and NYSE Group is actively leveraging this technology for use in other asset classes including options and fixed income. NYSE Arca’s industry-leading system is designed to accept up to 38,000 orders per second and to provide up to 3,400 simultaneous customer connections. During 2006, the system handled an average of approximately 52.3 million orders daily and approximately 2.8 million trades daily, with a capacity to handle 20 million trades daily.

The NYSE Trading System.

On March 22, 2006, the SEC approved the NYSE Hybrid MarketSM, which combines auction-based and electronic trading for equities listed on the NYSE. This initiative is NYSE Group’s response to the request from both market professionals and individual investors for greater choice and flexibility in buying and selling stocks on the NYSE, and is also NYSE Group’s strategy for adapting to the revised “trade through” rule of Regulation NMS. Regulation NMS, adopted by the SEC in 2005, is a set of regulations that will govern certain aspects of trading on securities market centers. One of the principal features of Regulation NMS is the modernization of the “trade-through” or “order protection” rule. Among other things, this rule requires market centers to establish and maintain procedures to prevent “trade-throughs,” which are the executions of orders at a price inferior to the best bid or offer displayed by another market center at the time of execution. This aspect of Regulation NMS will protect and apply only to quotes available for immediate execution.

The NYSE Hybrid MarketSM is intended to emulate, in a primarily automatic-execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well as provide the opportunity for price improvement. The NYSE Hybrid MarketSM features the following:

•

All quotes are automatically and continuously refreshed, with limited exceptions, and reflect the combined liquidity of the NYSE Display Book® and the electronic interest of trading floor broker agents and specialists. Limit orders are published in real time. This structure facilitates the ability of brokers and specialists to interact with supply and demand and to scale interest and provide price improvement to incoming electronic orders seeking liquidity.

•	Customers have the choice of auction representation and the opportunity for price improvement over the published best bid and offer.

•

Specialists and floor brokers supplement liquidity to stabilize price movements in both the automated and auction components of the NYSE Hybrid MarketSM through the use of floor broker agency interest files, specialist files and specialist algorithmic interaction with orders. As such, both electronically and manually executed orders may benefit from the value added by specialists in committing capital and providing depth to the market, and from the competition among electronic orders, as well as those represented by floor brokers. Floor brokers participate both electronically and in person, using human judgment to process large or complex orders more effectively than would otherwise be possible on a solely electronic platform.

•

Those customers that desire sub-second, automatic trade execution continue to have access to floor liquidity. Customers with buy and sell orders beyond the size of the best bid or offer now have the ability to reach reserve interest at those prices, if any, and “sweep the book” or designate individual orders to trade at multiple price points subject to certain limitations, including the Liquidity Replenishment PointsSM or “LRPs” described below.

•

In order to preserve the lower volatility that has characterized trading on the NYSE, pre-determined and published LRPs have been implemented to limit severe price moves. When activated, LRPs allow integration of the electronic market with the auction market for one transaction, thus enabling the specialist to elicit additional trading interest.

•

All better-priced top-of-book bids and offers entitled to protection under Regulation NMS in all other automated markets are immediately accessed, unless customers are provided the same price on the NYSE. All incoming orders from all competing market centers are automatically executed at the best price displayed on the NYSE. This creates an environment in which the best prices of each market center are protected from inferior-priced trade executions regardless of where an order is entered, and without human interaction.

•

As part of the NYSE Hybrid MarketSM initiative, the NYSE further automated routine specialist tasks and created a new interface to facilitate algorithmic liquidity injection by specialists. In addition, the NYSE has added new functionality to trading floor broker wireless hand-held computers to further automate smart order types and create new broker interest files with layering capabilities.

The NYSE Hybrid MarketSM builds on the NYSE’s core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers’ ability to trade quickly and anonymously. The NYSE Hybrid MarketSM also furthers the NYSE’s goal of providing all investors, regardless of their size, with the best price when buying or selling shares. Interaction of the NYSE’s automatic and auction markets also maintains opportunities for price improvement.

By continuing to maintain market quality, including low intra-day volatility, the NYSE Hybrid MarketSM also allows issuers to reduce their cost of capital. Combining the NYSE’s technology with the advantages of the auction market enables the NYSE market to function more effectively and efficiently. In the NYSE Hybrid MarketSM, specialists and brokers use judgment to improve prices and enhance order competition on the floor of the NYSE, while interacting with the market electronically as well as manually. NYSE Group believes that their judgment will be particularly valuable in less liquid stocks and during the opening and closing of trading, as well as during times of uncertainty, for example, when a corporate announcement or an outside event could lead to market instability and price volatility.

On February 27, 2007, the NYSE completed the rollout of Phase IV of Hybrid MarketSM, which introduces intermarket sweep orders, Immediate or Cancel orders (NMS version), and the locking and crossing rules as required by Regulation NMS. Access to the NASD’s Alternative Display Facility and the International Stock Exchange (“ISE”) will be provided by the NYSE Arca routing system for the NYSE Hybrid Market following the completion of Phase IV in a separate phase of software. Implementation of that software has commenced.

As of March 1, 2007, the Hybrid MarketSM software has accomplished the goal of offering customers greater choice while maintaining market quality. Almost 90% of all trades, representing more than 80% of volume, are automatically executed in sub-second speed. The Hybrid MarketSM, which transparently integrates automatic execution with floor broker and specialist interest, has resulted in narrower quoted spreads and improved fill rates. While effective spreads have widened slightly, we expect improvement with the addition of electronic tools for floor brokers and specialists that process price improvement messages electronically. In addition, the NYSE’s performance at the best bid and offer has also improved and the introduction of Liquidity Replenishment Points (LRPs) has ensured that volatility increased only slightly with the introduction of auto executions and sweeps without unduly slowing the market.

The NYSE currently operates approximately 36,000 square feet of contiguous trading floor space where specialists, floor brokers and clerks engage in the purchase and sale of securities. As of December 31, 2006, there were 307 specialists, 660 floor brokers and 1,753 clerks conducting business on the NYSE’s trading floor. Specialists on the trading floor are charged with maintaining fair, orderly and continuous trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. Floor brokers act as agents on the trading floor to handle customer orders.

The NYSE derives revenues from these specialists, brokers and clerks by providing them with various products and services, including space, necessary for them to engage in the purchase and sale of securities on the trading floor.

Effective December 1, 2006, the NYSE implemented new transaction fees on NYSE-listed equities traded on the NYSE, which are based on a fixed rate of $0.000275 per share. In addition, the NYSE eliminated specialist commissions on transactions in their assigned NYSE-listed securities, including ETFs, and implemented a transaction revenue sharing program with specialist firms. In addition, as of March 5, 2007, for orders pertaining to NYSE-listed equities that are routed to other market centers for execution, the NYSE charges a rate of $0.0025 per share.

NYSE Arca Trading System

NYSE Arca operates two all-electronic equity securities trading systems, one for trading NYSE-, American Stock Exchange- and other exchange-listed securities, and another for trading Nasdaq-listed equity securities. These trading systems offer a variety of execution-related services, including NYSE Arca’s “best execution routing” capability and routing services through the NYSE’s Super Dot® system. NYSE Arca’s systems operate on three simple but fundamental principles: fast electronic execution, transparency, and open market access. On NYSE Arca, buyers and sellers meet directly in an electronic environment governed by trading rules designed to reflect these three fundamental principles.

The rules governing trading on NYSE Arca require execution of orders, without discretion, in accordance with the principles of openness, fairness and equal access. These trading rules are predicated on “price-time priority” within NYSE Arca, which requires execution of orders at the best available price and, if orders are posted at the same price, based on the time the order is entered on the trading system. NYSE Arca’s electronic matching and routing systems actively search across multiple market centers and either match orders internally or route orders out to the best bid or offer displayed in the market using NYSE Arca’s “best execution routing” capability. The technological capabilities of NYSE Arca’s trading systems, together with its trading rules, have allowed NYSE Arca to provide access to a large pool of liquidity for its customers internally on NYSE Arca or externally through other markets.

On NYSE Arca, buyers and sellers can view the NYSE Arca open limit order book, which displays orders simultaneously to both the buyer and the seller. Buyers and sellers can submit these orders on an anonymous basis if they so choose. Once orders are submitted, all trades are executed in the manner designated by the party entering the order, which is often at prices equal to or better than the national best bid or offer. The national best bid or offer is the highest bid or lowest offer quote reported to the consolidated quotation systems pursuant to the consolidated quotation reporting plans. Buy and sell orders are posted on NYSE Arca in price order (best to worst) and then if prices are the same, they are ordered based on the time the buy order or sell order was posted (earliest to latest). NYSE Arca users may choose to have their unexecuted orders left on NYSE Arca’s open order book, returned to them, or routed to other markets using NYSE Arca’s “best execution routing” capability.

NYSE Group refers to permitted users of NYSE Arca’s equity trading systems as “equity trading permit (ETP) holders.” Any qualified broker-dealer who wishes to trade on NYSE Arca’s equity trading systems may obtain an ETP from NYSE Arca, Inc.

For equity securities, NYSE Arca charges a per share fee to each customer that executed against a buy order or sell order posted internally on the NYSE Arca system. NYSE Arca refers to these customers when they purchase or sell securities as “liquidity takers,” as they removed liquidity from the NYSE Arca system. A liquidity taker may be either a purchaser or a seller, and is distinguished from a “liquidity provider” generally by the type of buy order or sell order it posts on NYSE Arca’s system. A liquidity provider will likely enter a non-marketable limit order on the NYSE Arca system (i.e., either a limit order to buy a security with a limit price below the best offer or a limit order to sell a security with a limit price above the best bid). Non-marketable limit orders are placed on the NYSE Arca limit order book and await execution. A liquidity taker, on the other hand, is likely to enter a marketable limit order (i.e., a limit order to buy a security with a limit price at or above the best offer or a limit order to sell a security with a limit price at or below the best bid for that security). Accordingly, liquidity providers generally “post” buy orders or sell orders that are subsequently executed against by the sell order or buy order, as the case may be, of a customer that is the liquidity taker. As discussed below, NYSE Arca pays liquidity providers a per share fee for posting buy orders and sell orders on NYSE Arca’s system.

NYSE Arca also charges a per share fee (denominated in tenths of a cent per share) to customers whose orders of equity securities were routed out to an external market center displaying the best buy order or sell order in the market for a particular security.

Effective October 1, 2006, NYSE Arca changed its rates for trading NYSE-listed securities as follows: (i) the rate for removing liquidity from NYSE Arca increased from $0.001 per share to $0.003 per share; and (ii) NYSE Arca rebates $0.002 per share for the provision of liquidity. These fees are now consistent with those NYSE Arca charges for trading Nasdaq and Amex listed securities.

Market Data Business

NYSE Group collects and distributes market data, including real-time information relating to securities quotations, limit orders and the prices at which securities transactions take place. The broad distribution of accurate and reliable real-time market data is essential to the proper functioning of any securities market because it enables market professionals and investors to make trading decisions. NYSE Group believes that the quality of its market data, and the ability of traders to act on that data, attract order flow to the NYSE and NYSE Arca for execution and reinforce the NYSE brand. The pricing for market data products must be approved by the SEC on the basis of whether prices are fair, reasonable and not unreasonably discriminatory.

NYSE Group’s market data activity is divided into two parts: consolidated data services and proprietary data products.

Consolidated Data Services

The SEC requires securities markets to join together in consolidating their bids, offers and last sale prices for each security, and to provide this information to the public on an integrated basis. NYSE Group works with other markets to make this market data available on a consolidated basis on what is often referred to as the “consolidated tape.” This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market to which a quote is reported or on which a trade takes place.

Last sale prices and quotes in NYSE-listed securities are disseminated through Tape A, which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from Tape B and Tape C, which represents data related to trading of securities (including ETFs) that are listed on AMEX, other regional exchanges and Nasdaq.

Proprietary Data Products

NYSE Group makes certain market data available independently of other markets. The NYSE packages this market data as:

•	trading products (such as NYSE OpenBook®, through which the NYSE makes available all limit orders); and

•

analytic products (such as TAQ Data, NYSE Broker Volume® and a variety of other databases that are made available other than in real-time and that are generally used by analytic traders, researchers and academics).

These products are proprietary to NYSE Group, and NYSE Group does not share the revenues that it generates from these products with other markets.

Over the past two decades, NYSE Group has expanded its market data business by tapping new markets, in particular nonprofessional subscribers, the cable television audience and customers interested in NYSE Group’s proprietary data products. Revenues for NYSE Group proprietary data products have grown significantly over the last few years, fueled in large part by the success of NYSE OpenBook®, which the NYSE introduced in 2002. The advent of trading in penny increments and the accelerated use of “black box” trading tools accelerated the success of NYSE OpenBook®.

NYSE Arca also makes certain market data available independent of other markets, including the following products:

•

ArcaVision®.    ArcaVision® offers analytic tools that go beyond the traditional trading data that is available to customers. NYSE Arca developed ArcaVision® in response to customer demand for increasingly detailed analyses of trading patterns, and it is designed to provide customers with critical market data on particular stocks. The ArcaVision® website is available to issuers listed on NYSE Arca, customers executing trades on NYSE Arca, and the general public. ArcaVision®’s sophisticated system enables NYSE Arca to customize the views available to each user to meet their specific needs.

•	ArcaBook®. ArcaBook® displays the limit order book of securities traded on the NYSE Arca trading platform in real time.

Trade Reporting Facility

In April 2007, NYSE Group expects to launch a trade reporting facility serving NYSE Group customers reporting off-exchange trades in all listed national market system stocks. NYSE Group’s trade reporting facility will conform to the SEC’s recent approval of the National Association of Securities Dealers, Inc.’s (NASD) new trade reporting arrangement. It is anticipated that NYSE Group’s trade reporting facility will enhance the range of trading products and services provided by NYSE Group to its customers by offering a reliable and competitively priced venue to report internally executed transactions.

NYSE Membership Organizations

NYSE member organizations comprise (i) entities who obtain trading licenses in accordance with the rules and regulations of the NYSE (including the rules of eligibility that will apply to those who wish to be a member organization); and (ii) broker-dealers who agree to submit to the jurisdiction and regulations of the NYSE without obtaining a trading license. As member organizations, they are subject to the rules and policies of the NYSE. In the future, NYSE Group may decide to offer member status to other types of organizations; for example, if NYSE Group decides to issue separate licenses for electronic access or access for particular products.

NYSE Trading Licenses

Physical and electronic access to the trading facilities of the NYSE, subject to such limitations and requirements as may be specified in the rules of the NYSE, are available only to member organizations that have purchased a trading license from NYSE. These trading licenses have the following attributes:

•

Duration and Pricing.    The price of a trading license for calendar year 2007 was established by NYSE Group at $50,000. During the fourth quarter of 2006, NYSE Group sold 1,065 trading licenses for calendar year 2007. The NYSE has made a total of 1,366 trading licenses available for purchase during 2007, the remainder of which can be purchased at a price that will be subject to a 10% premium and will be pro-rated based on when during the calendar year such licenses are purchased. All trading licenses for calendar year 2007 are only valid for calendar year 2007, regardless of when during the year they are purchased. Holders of trading licenses have the right to cancel their trading license prior to the end of the year.

•	Approval of NYSE Regulation. Any bidder for a trading license is subject to the approval of NYSE Regulation.

NYSE Group has not determined whether it will issue separate licenses for access for particular products.

Securities Industry Automation Corporation (SIAC)

SIAC, a wholly owned subsidiary of NYSE Group, provides data processing and software development services and is a registered securities information processor under the Exchange Act. Formed in 1972 as a New York business corporation, SIAC:

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

SIAC’s wholly owned for-profit subsidiary, Sector, Inc., offers an array of communications and data processing services, primarily to the broker-dealer community. These services include email archiving, other books and record storage solutions, facilities management, data center hosting, disaster recovery, enterprise services and network and data distribution services. The telecommunications services include traditional point-to-point voice circuits and network management.

SIAC provides data processing services to the NYSE. In addition, SIAC operates the Intermarket Trading Systems and provides services to the Intermarket Surveillance Group Participants, the CTA Plan and CQ Plan and the Options Price Reporting Authority. SIAC also provides services to Sector and the American Stock Exchange pursuant to separate agreements.

NYSE Regulation

Overview.    The NYSE and NYSE Arca, Inc. are responsible for examining for compliance with and enforcing the financial, operational and sales-practice rules and codes of conduct for members, member organizations and their employees, and have responsibility for regulatory review of their trading activities. In addition, the NYSE and NYSE Arca, Inc. are responsible for enforcing compliance with their respective financial and corporate governance listing standards by listed companies.

The regulatory functions of the NYSE and NYSE Arca, Inc. are performed by NYSE Regulation, Inc., a separate not-for-profit subsidiary of NYSE Group. NYSE Regulation, employing approximately 725 people as of December 31, 2006, consists of the following five divisions and a risk assessment unit:

•	Listed Company Compliance;

•	Member Firm Regulation;

•	Market Surveillance;

•	Enforcement; and

•	Dispute Resolution/Arbitration.

On November 28, 2006, NYSE Group and NASD announced the signing of a letter of intent to consolidate their member regulation operations into a new self-regulatory organization that will be the private sector regulator for all securities brokers and dealers doing business with the public in the United States. The letter of intent is nonbinding and is subject to the execution of a definitive agreement. The transaction is expected to close in the second quarter of 2007. The transaction is not expected to have material financial consequences for NYSE Group. The transaction is expected to involve the transfer of approximately 470 of NYSE Regulation’s current employees. Following such consolidation, NYSE Regulation will continue to perform market surveillance and related enforcement activities, and listed company compliance for NYSE and NYSE Arca, Inc.

Listed Company Compliance.    The NYSE and NYSE Arca, Inc. require their listed companies to meet their respective original listing criteria at listing, and to thereafter maintain continued compliance with their respective listing standards. The Listed Company Compliance division monitors and enforces compliance with these standards. The division is split into two parts:

•

the financial compliance group, which reviews a company’s reported financial results both at the time of listing and thereafter to ensure that it meets original listing and continued-listing requirements; and

•

the corporate compliance group, which ensures that listed companies adhere to the highest standards of accountability and transparency, including governance requirements for configuration of corporate boards, director independence and financial competence of audit committee members.

Member Firm Regulation.    The Member Firm Regulation division conducts examinations of the 300 member organizations of the NYSE (representing approximately 80% of the total public customer accounts handled by broker-dealers in the United States), and more than 40 members of NYSE Arca, Inc. (for which it is the designated examining authority), for financial, operations and sales-practice compliance. In addition, the Member Firm Regulation division interprets and develops NYSE rules governing the financial, operational and sales practices of member organizations, develops and administers various industry qualifications and examinations, and administers the NYSE’s continuing education programs for registered persons in the securities industry. As the primary self-regulator for its member organizations, Member Firm Regulation seeks to minimize duplication of effort with other regulatory organizations. Whenever feasible, examinations are conducted jointly with other self-regulatory organizations or responsibilities are allocated with the objective of increasing the cost effectiveness of self-regulation.

Market Surveillance.    The Market Surveillance division is responsible for, among other things, monitoring equity insider trading activities on the facilities of the NYSE and NYSE Arca. Such monitoring of trading activities involves both real-time and post-trade review. The Market Surveillance division also reviews equity and options transactions to determine whether market rules and principles are being complied with and fairly maintained, and whether such transactions involve abusive or manipulative trading practices. The Market Surveillance division uses sophisticated technology to detect unusual trading patterns, and the staff of the Market Surveillance division also maintains a presence on the trading floor of the NYSE. Market Surveillance makes referrals to the NYSE Enforcement division and the SEC Division of Enforcement, as appropriate. NYSE Arca also maintains a surveillance group that monitors certain aspects of equities and options trading on that market.

Enforcement.    The Enforcement division investigates and prosecutes violations of NYSE and NYSE Arca rules and U.S. federal securities laws and regulations. Enforcement cases include customer-related sales practice violations, breaches of financial and operational requirements, books and records deficiencies, reporting and supervisory violations, misconduct on the trading floor, insider trading, market manipulation and other abusive trading practices. Sources of investigations for the Enforcement division include examination findings referred by the Member Firm Regulation division, surveillance reviews referred by the Market Surveillance division, arbitration referrals from the Dispute Resolution/Arbitration division, reporting of customer complaints and settlements by member organizations, referrals from the SEC and complaints by members of the investing public and securities professionals. In 2006, the Enforcement division prosecuted 232 NYSE cases, comprised of 150 actions against individuals and 82 actions against member organizations. All settlements negotiated between Enforcement and a respondent must be reviewed and approved by the Office of the Hearing Board, which is independent of NYSE Regulation management, before becoming final. Contested hearings are also conducted before hearing panels under the purview of the Hearing Board, which operates much like an administrative tribunal.

Dispute Resolution/Arbitration.    The Dispute Resolution/Arbitration division provides a neutral forum for the resolution of securities industries disputes in more than 46 cities throughout the United States. For more than 125 years, the NYSE has used arbitration to resolve disputes between investors and member organizations/brokers and between member organizations and their employees. Arbitration enables a dispute to be resolved quickly and fairly by impartial arbitrators, who are knowledgeable and trained in the art of resolving controversy. Mediation is another dispute resolution option that the NYSE offers. This is a voluntary process in which a neutral mediator meets with the parties and attempts to help them reach a settlement. Mediation is not binding, is not adversarial and no record of the mediation is kept. NYSE Arca provides its own arbitration forum, which is administered by the same staff that administers the NYSE arbitration program.

Structure, Organization and Governance of NYSE Regulation.    NYSE Regulation has undertaken the regulatory functions of the NYSE and NYSE Arca, Inc. pursuant to agreements with each entity. NYSE Regulation also has an explicit agreement with NYSE Group, the NYSE and NYSE Market so that adequate funding is provided to NYSE Regulation. Moreover, under the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation.

NYSE Regulation has been and expects to continue to be self-funded through its collection of regulatory fees and fines and through its agreements with the NYSE, NYSE Market and NYSE Arca, Inc. to provide regulatory services. NYSE Regulation levies fines as a result of formal disciplinary action imposed by the Enforcement division of NYSE Regulation.

NYSE Regulation does not adjust the amount of regulatory fees charged based on the amount of fines assessed. Income from fines is used only to fund non-compensation expenses of NYSE Regulation. The use of fine income by NYSE Regulation is subject to specific review and approval by the NYSE Regulation board of directors.

NYSE Regulation incorporates several structural and governance features designed to ensure its independence, given the status of NYSE Group as a for-profit and listed company. NYSE Regulation is a separately incorporated, not-for-profit entity. Each director of NYSE Regulation (other than its chief executive officer) must be independent under the independence policy of the NYSE Group board of directors, and a majority of the members of the NYSE Regulation board of directors and its compensation committee and nominating and governance committee must be persons who are not directors of NYSE Group. The chief executive officer of NYSE Regulation is also not permitted to be an officer or employee of any affiliated unit other than NYSE Regulation and reports solely to the NYSE Regulation board of directors. Following the combination between NYSE Group and Euronext, these structural and governance arrangements will continue.

To reduce the conflicts that can arise from “self listing,” NYSE Regulation is responsible for all listing compliance decisions with respect to the listing of NYSE Group on the NYSE, and NYSE Regulation provides its board of directors with quarterly reports summarizing its monitoring of NYSE Group’s common stock. A copy of these reports will be forwarded to the SEC. In addition, NYSE rules require an annual review by an independent accounting firm to ensure that NYSE Group is in compliance with the listing requirements, and a copy of this report must be forwarded to the SEC.

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

Regulatory Auditor.    In an Order dated April 12, 2005, the SEC instituted and simultaneously settled an administrative proceeding against the NYSE. The SEC’s action related to detection and prevention of activities of specialists who engaged in unlawful proprietary trading on the floor of the NYSE. As part of the settlement, the NYSE agreed to comply with certain undertakings, one of which was to retain a third party regulatory auditor to conduct, every two years through 2011, a comprehensive regulatory audit of NYSE Regulation’s surveillance, examination, investigation and disciplinary programs applicable to specialists and other floor members. The regulatory auditor is required to report the auditor’s conclusions to NYSE Group’s board and to the SEC, and those conclusions are to be included in NYSE Group’s annual report. Accordingly, the conclusions of the regulatory auditor, James H. Cheek, III and Bass, Berry & Sims PLC, as reported to the Exchange on March 15, 2007, are as follows:

“Pursuant to our retention as contemplated in that certain Order of the Securities and Exchange Commission (the “SEC”) dated April 12, 2005 (the “2005 Order”), we have conducted a comprehensive regulatory audit (the “Regulatory Audit”) of the surveillance, examination, investigation and disciplinary programs of NYSE Regulation, Inc. (the “NYSE Regulation”) applicable to specialists, member firm floor brokers, independent floor brokers, registered competitive market makers and competitive traders (collectively, “Floor Members”) for the two years ended December 31, 2006 (the “Audit Period”).

Based on our audit procedures and our consideration of the factors and assessments set forth in our confidential regulatory audit report (the “Audit Report”) to the Boards of Directors of NYSE Group, Inc. and NYSE Regulation, the Director of the Office of Compliance Inspections and Examinations (“OCIE”) and the Director of the Division of Market Regulation (“Market Regulation”) and such other matters as we have deemed appropriate, we have concluded that during the Audit Period, notwithstanding certain weaknesses that we have identified, including those set forth in the Audit Report: (1) NYSE Regulation’s policies and procedures were reasonably designed and effective to detect and deter violations of all applicable federal securities laws and New York Stock Exchange (“Exchange”) rules relating to trading by Floor Members; (2) NYSE Regulation was (i) in compliance with the above-referenced policies and procedures; and (ii) in compliance with, or is in the process of complying with, the outstanding written recommendations made by OCIE or Market Regulation relating to compliance with rules, or surveillance for rule violations, with respect to trading by Floor Members; and (3) the Exchange was in compliance with any outstanding undertakings contained in the 2005 Order and that certain Order of the SEC dated June 29, 1999 issued against the Exchange.

Because of its inherent limitations, no regulatory program or audit can provide absolute assurance that violations of federal securities laws and Exchange rules relating to trading by Floor Members will not occur or go undetected. Also, the continued reasonableness of design and effectiveness of NYSE Regulation’s policies and procedures in future periods is subject to the risk that such policies and procedures may become inadequate or ineffective because of changes in business or regulatory conditions or that the degree of compliance with such policies and procedures may deteriorate.”

Technology and Intellectual Property

Technology

The NYSE and NYSE Arca each employ a wide range of technologies that are crucial to NYSE Group’s business. Technology enables NYSE Group to maintain its competitive position and regulatory effectiveness as well as investor confidence in the reliability and integrity of its trading platforms and markets. NYSE Group is committed to the ongoing development, maintenance and use of technology and to providing its customers with technological solutions. NYSE Group’s technology is subject to oversight by the SEC, through the SEC’s Automation Review Program.

NYSE Group’s technological initiatives are focused on satisfying each of the objectives set forth below:

•	Functionality—business-driven requirements should be delivered on time and with minimal defects;

•	Performance—systems should provide fast and competitive response times;

•	Capacity/Scalability—systems should be capable of supporting present needs and expanding to meet projected demands;

•	Reliability—the availability and performance of systems should satisfy NYSE Group’s goals and objectives; and

•	Total cost of ownership—systems and operating environment should be managed with a competitive cost structure.

NYSE Group’s position in the capital markets requires substantial investments in business continuity, including back-up data centers, back-up trading floors and physical and information security. These investments have increased substantially following the terrorist attacks of September 11, 2001. Business drivers for NYSE Group’s technology investments include:

•	continual functional and performance improvements to NYSE Group’s execution services and information products to address customer needs and the evolving competitive trading environment;

•	state of the art regulatory technology in support of market surveillance, member organization regulation and enforcement;

•	the expectations for excellent systems reliability and resiliency to maintain investor trust and confidence;

•	substantial investments in systems capacity to ensure that the market can maintain investor access to the market during very unusual peaks in trading activity; and

•	competitive cost structures for NYSE Group’s systems and operating infrastructure.

Data Centers

To enhance the capacity and reliability of NYSE Group’s systems, it has established data centers located in Boston, Chicago, New York, San Francisco, and Northern New Jersey totaling approximately 125,000 square feet in size. NYSE Group helps ensure the integrity of its data network through a variety of methods, including access restrictions and firewalls. NYSE Group monitors traffic and components of its data network, and it uses an application to detect network intrusions and monitor external traffic. Customer circuits and routers are monitored around the clock and anomalies in customer circuits are reported to its staff and carrier support personnel for resolution.

NYSE Trading Technology

The NYSE’s trading systems include the following major components:

•

Display Book®, which is a high-performance trading system used for automatic quotation of incoming limit orders, is the principal trading system used by specialists under the NYSE Hybrid MarketSM. It also provides a set of tools that are used by specialists and their trading assistants to keep track of all incoming market and limit orders and provide information display, order management capabilities, research tools, trade execution, access to regional exchanges and quote dissemination;

•	SuperDot®, which is a system that processes approximately 99% of electronic market and limit orders received from member organizations and routes them to broker systems or Display Book®;

•	Broker Booth Support System®, which is a full-service order management system supporting straight-through electronic order processing and reporting for member organizations on the floor of the NYSE;

•

Common Message Switch, which provides member organization access to the NYSE’s order processing systems for routing and processing of orders that are destined for the Display Book® system or the Broker Booth Support System®;

•	NYSE e-Broker® Handheld Data Devices, which are mobile wireless handheld devices running the NYSE e-Broker application that permit member organizations on the floor to receive orders, access the

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

NYSE Arca Electronic Trading Technology

Trading Platform.    NYSE Arca operates its equities electronic trading platform on mid-range servers. NYSE Arca’s industry leading system is designed to accept up to 38,000 orders per second and to provide up to 3,400 simultaneous customer connections. In 2006, its system handled an average of approximately 52.3 million orders daily and approximately 2.8 million trades daily, with a capacity to handle 20.0 million trades daily.

Connection Options.    Customers can connect to NYSE Arca through a wide variety of order management systems, third-party private networks and service bureaus.

Interface options.    NYSE Group offers its customers different ways of interfacing with NYSE Arca, including FIX Gateway Interface and RealTick® Interface. Through the FIX Gateway, its customers can access NYSE Arca using their existing trading system and third-party vendors. The Financial Information Exchange (FIX) protocol is a messaging standard developed specifically for real-time electronic exchange of securities trading information. NYSE Arca confirms a customer’s FIX connectivity through NYSE Arca Certification Testing.

Intellectual Property

NYSE Group owns the rights to a large number of trademarks, service marks, domain names and trade names in the United States and other countries. It has registered many of its most important trademarks in the United States and other countries. These include “New York Stock Exchange,” “NYSE,” “The Big Board,” “NYSE Composite Index,” “The World Puts Its Stock In Us,” “Archipelago,” “ArcaEx,” “Archipelago Exchange,” “Pacific Exchange,” and images of the NYSE Trading Floor and building façade. Registration applications for other marks are pending in the United States and in other countries.

In addition, NYSE Group owns a number of registered U.S. trademarks or service marks which are used in its operations. There are also a number of pending applications.

NYSE Group holds the rights to a number of patents and has made a number of patent applications. However, it does not engage in any material licensing of these patents nor are these patents, individually or in the aggregate, material to NYSE Group’s business operations.

NYSE Group owns the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, web sites, advertisements, educational material, graphic presentations and other literature, both textual and electronic.

Market Trends and Developments

Globalization, consolidation, regulation, and advances in technology are changing the way global exchange markets operate.

Globalization

One of the most significant industry developments in recent years is the accelerating pace of globalization of the world markets. The emphasis on greater geographic diversification of investments, investment opportunities in fast growing markets like China and India as well as expanded cross-border commercial activities are leading to increasing levels of cross-border trading and capital movements. Financial institutions, investment firms and other financial intermediaries increasingly trade across national boundaries, in numerous markets and asset classes, outside traditional exchanges and even directly among themselves. This has led to increased competition in listings and trading between domestic and international exchanges, and to a demand for increased technological and regulatory cooperation between market centers in different jurisdictions. And, in response to these trends, exchanges are both expanding access to their markets across borders and consolidating.

Demutualization and Consolidation

Another common trend in the industry is demutualization and consolidation of market centers. In recent years, many market centers in both Europe and the United States have demutualized to provide greater flexibility for future growth. In addition, the number of new market entrants, the need to respond to the globalization of capital markets, and the desire to provide cross-border services to clients has led to a series of consolidations, both in the United States and abroad. For example, in 2000, the exchanges of Paris, Brussels and Amsterdam combined to create Euronext N.V., the first cross-border European exchange. In 2002, Euronext acquired LIFFE (the London International Financial Futures and Options Exchange) and merged with Bolsa de Valores de Lisboa e Porto (“BVLP”), a Portuguese exchange. In 2001, the Frankfurt Stock Exchange and the London Stock Exchange conducted their initial public offerings and, in 2006, the Madrid Stock Exchange (Bolsa de Madrid ) continued the trend, becoming a listed public company. While some non-U.S. exchanges have been combining across equity and derivatives markets and moving to a multi-product business model to broaden their revenue sources, the major U.S. stock and derivatives markets remain largely separate, though customers are increasingly seeking multi-asset class execution products. We believe deregulation and competition will continue to pressure exchanges to consolidate across products and geographies to diversify revenues and gain operating efficiencies necessary to compete for customers and intermediaries.

In recent years, there have been a number of strategic alliances and consolidations among stock market participants, including the merger of the NYSE and Archipelago, our pending combination with Euronext, and our strategic alliance with the Tokyo Stock Exchange.

In addition, there has been a recent trend to invest in or create securities market centers and ECNs such as:

•

In January 2006, the SEC approved Nasdaq’s application to operate as a national securities exchange, allowing it to separate from its longtime regulator and owner, the NASD. Operating as an exchange means that Nasdaq functions according to its own trading, listing, membership and other rules, with its own members and its own regulations.

•

On April 19, 2006, the International Securities Exchange announced that it is entering the cash equities market through the launch of the ISE Stock Exchange, L.L.C., in conjunction with several strategic partners, including Bear Stearns, Citadel Derivatives Group, Deutsche Bank, Interactive Brokers Group, JPMorgan, Knight Capital Group, and Sun Trading. On July 24, 2006, the ISE Stock Exchange announced that Nomura Securities, Van der Moolen, and E-Trade Financial had also joined the ISE Stock Exchange as strategic partners. ISE Stock Exchange launched its first product during the third quarter of 2006.

•

In September 2006, several broker-dealers including Citigroup, Goldman Sachs, Lehman Brothers, Merrill Lynch, Morgan Stanley and UBS announced their intention to create Block Interest Discovery Service (BIDS) as a platform for block trading. BIDS indicated that it expects to commence trading in early 2007, pending regulatory approval.

•

On September 6, 2006, the National Stock Exchange announced the sale of a majority stake to a group of strategic investors including Bear Stearns, Citigroup, Credit Suisse, Merrill Lynch, Bloomberg Tradebook, and Knight Capital.

•

In October 2006, several broker dealers including Credit Suisse, Lehman Brothers, and Morgan Stanley announced they had acquired minority stakes in BATS Trading, Inc., which operates an alternative trading system. In March 2007, Merrill Lynch announced it also acquired a minority stake in BATS.

•

On November 15, 2006, a group of seven investment banks, including Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, Merrill Lynch, Morgan Stanley and UBS, announced that they plan to create a new pan-European equity trading platform to compete with Europe’s stock exchanges. This initiative, which is commonly referred to as “Project Turquoise”, is expected to launch in 2007.

Regulatory Change

Regulation NMS in the United States and the MiFID in Europe are two major sets of regulations that are expected to have a substantial impact on U.S. equity trading and European cash and derivatives trading, respectively. While there are fundamental differences in these two pieces of legislation, both attempt to create fairer markets that better protect investors while facilitating competition between market participants. These regulations create new opportunities and challenges for existing exchanges.

Technology Advancements

Innovations in technology and telecommunications have increased the speed of communications and the availability of information, facilitated the globalization of commerce, and lowered transaction costs. Advanced trading technology has enabled investors to access and participate in the securities and derivatives markets more easily and quickly and less expensively.

In the United States, advances in technology, as well as the order handling rules of 1996, led to the rapid emergence of electronic trading systems (including the Archipelago ECN, the precursor of ArcaEx), which competed with traditional U.S. market centers. Electronic trading has thus far had a more significant impact on the market structure of the Nasdaq market and today much of the volume in Nasdaq-listed securities is handled by electronic trading systems like ArcaEx.

Floor-based exchanges are, to varying degrees, integrating electronic trading into their floor-based models. Electronic trading on the NYSE has increased with the implementation of the NYSE Hybrid MarketSM, which combines the features of auction markets and electronic markets.

Competition

The securities markets are intensely competitive, and competition may be expected to further intensify. We face numerous aggressive competitors, both domestically and around the world. We compete with other markets, electronic communication networks, market makers and other execution venues based on best price, depth of liquidity, all-in cost, anonymity, speed, functionality and certainty of execution. In addition to competition from alternate trading venues, we compete in the provision of our services with other exchanges, in the United States and internationally. Because some of our prospective competitors are not registered securities exchanges, they operate with less regulatory oversight than we do, enabling them to move with greater agility in response to changes in the markets or economic environment.

Our principal U.S. competitors for trading listed equity securities include Nasdaq, which in 2005 completed its acquisition of INET ECN, the American Stock Exchange, and regional U.S. exchanges, such as the Chicago Stock Exchange, the Boston Stock Exchange and the Philadelphia Stock Exchange. Internationally, we also face competition for listings from a number of stock exchanges including London Stock Exchange plc, Deutsche

Börse Group, and exchanges in Tokyo, Hong Kong, Toronto, Singapore and Australia. Furthermore, our competitors may expand into markets in which we are currently active. For example, well-capitalized, highly profitable non-U.S. exchanges such as the Deutsche Börse Group have already entered the U.S. market and may seek to expand their presence. We also compete with electronic communication networks and alternative trading systems such as POSIT and Liquidnet. In addition, we also face competition from major customers and brokers that may either internalize order flow or transact orders through bilateral agreements.

Our principal competitors in U.S. equity options include two fully electronic exchanges, the International Securities Exchange and the Boston Options Exchange, and three floor-based options exchanges including the Chicago Board Options Exchange, the Philadelphia Stock Exchange, and the American Stock Exchange. Greater competition among equity options markets since 1999 has resulted in a proliferation of incentive arrangements, including payment for order flow. Recently, NYSE Arca initiated its participation in an SEC pilot program to begin quoting and trading listed options in certain ETFs in penny increments, instead of five or ten cent increments. The move to penny pricing could have a significant impact on the competitive environment as orders are directed to the markets with the most aggressive quotes. The change may also add significant quote traffic and require substantial additional bandwidth capacity.

Our principal competitors for the trading of fixed income securities are the participants active on the OTC markets, in particular inter-dealer brokers (or IDBs) such as ICAP plc and eSpeed Inc., and multi-dealer trading platforms such as MarketAxess, BondDesk, TradeWeb, and Bloomberg Electronic Trading.

Additional potential competitors might be created if the consolidation trend in the securities trading industry continues and other companies form joint ventures or consortia to provide services similar to those that will be provided by NYSE Group, or become competitive with NYSE Group through acquisitions. NYSE Group may also face competition from new entrants into the markets in which it competes, or from new initiatives from existing market participants, including established securities markets or exchanges. For example:

•

On April 20, 2006, Liquidnet announced that nine firms will be providing liquidity directly to its H20 trading system, including Bloomberg Tradebook, BNY Brokerage (a subsidiary of The Bank of New York), Instinet, FutureTrade, Miletus Trading, Piper Jaffray, EdgeTrade, UNX, and Goldman Sachs Execution & Clearing (a subsidiary of Goldman Sachs).

•

On July 27, 2006, the Chicago Board Options Exchange announced that it is entering the cash equities market through the formation of the CBOE Stock Exchange LLC in conjunction with several strategic partners including Interactive Brokers, LaBranche & Co., Susquehana International Group, and VDM Specialists. Pending regulatory approval, CBOE Stock Exchange is expected to launch in early 2007.

•

Eight large European-based investment banks announced in July 2006 their intention to launch a European-made reporting facility called “BOAT” to compete with the reporting services offered by the European exchanges including Euronext.

•	On July 30, 2006, the Chicago Stock Exchange announced that it received investments from several strategic partners including Bank of America, Bear Stearns, E-Trade Financial, and Goldman, Sachs.

•

On October 17, 2006, Chicago Mercantile Exchange Holdings Inc. and CBOT Holdings, Inc. announced they signed a definitive agreement to merge the two organizations to create CME Group, Inc. The transaction is expected to close by mid-year 2007, pending approvals by regulators, and shareholders of both companies and CBOT members.

•

Over the course of 2006, Nasdaq acquired a 28.8% stake in the London Stock Exchange and launched an offer to acquire the remaining interest. Nasdaq did not achieve the minimum tender condition in this offer.

U.S. Regulation

U.S. federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws and regulations and is subject to Congressional oversight. The second tier consists of the regulatory responsibilities of self-regulatory organizations, or SROs, over their members. SROs are non-governmental entities that are registered with, and regulated by, the SEC.

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

Two subsidiaries of NYSE Group, NYSE and NYSE Arca, Inc., as national securities exchanges and SROs, are registered with, and subject to oversight by, the SEC. Accordingly, the NYSE and NYSE Arca, Inc. are regulated by the SEC and, in turn, are the regulators of their member organizations. The regulatory functions of both the NYSE and NYSE Arca, Inc. are performed by NYSE Regulation.

Employees

As of December 31, 2006, NYSE Group employed 2,578 full-time equivalent employees. Approximately 115 of NYSE Group’s employees are represented by the Office and Professional Employees International Union, Local 153. This number accounts for approximately 4.5% of NYSE Group’s employees. Office and Professional Employees International Union, Local 153 represents clerical and facilities employees who are located at the New York Stock Exchange in New York City. The most recent four-year collective bargaining agreement was signed in April 2006 with retroactive effect to November 2005. Overall, NYSE Group considers its relations with its employees to be good.

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

We compete with U.S.-based and non-U.S.-based markets, ECNs and other alternative trading systems, market-makers and other execution venues. We also face competition from broker-dealers that internalize order flow, some of which are the NYSE’s largest customers. Internalization of order flow occurs when a broker-dealer trades against or matches its own customers’ orders, extracting liquidity from the public market and decreasing trading volume in the public domain.

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

As a result of this competition, the NYSE’s share of trading in NYSE-listed securities has recently declined, although the NYSE’s overall trading volume in these securities has increased during this time period. If the growth in the NYSE’s overall trading volume does not adequately offset any decline in the NYSE’s share of trading, or if the decline in the NYSE’s share of trading makes the NYSE’s market appear to be less liquid, then our financial condition and operating results will be adversely affected. For a discussion of the competitive environment in which we operate, see “Item 1. Business—Competition.”

Globalization, growth, consolidations and other strategic arrangements may impair our competitive position.

The liberalization and globalization of world markets have resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, the competition among trading markets and other execution venues has become more intense.

In addition, in the last several years, the structure of the exchange sector has changed significantly through demutualizations and consolidations. In response to increasing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The exchange sector is also experiencing consolidation, creating a more intense competitive environment. For example, in the United States, the Chicago Board of Trade and the Chicago Mercantile Exchange recently announced their intent to merge, and The Nasdaq Stock Market, Inc. (“Nasdaq”) completed its acquisition of INET ECN (“INET”). Each of the Chicago Stock Exchange, Inc., Philadelphia Stock Exchange, Inc., Boston Stock Exchange, Inc., International Securities Exchange and Chicago Board Options Exchange, Inc. have also entered into investment agreements with other participants in the exchange sector, with the objective of enabling them to better compete with other exchanges. In Europe, the consolidation of OMX Group, created by the merger of OM Gruppen and HEX, with the Copenhagen Stock Exchange was completed early in 2005. In 2006, Nasdaq acquired a 28.8% stake in the London Stock Exchange and launched an offer to acquire the remaining interest. On February 10, 2007, Nasdaq’s offer lapsed without obtaining the minimum tender threshold. It is anticipated that the process of consolidation in the European exchange sector will continue.

Because of these market trends, we face intense competition. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

Future business combinations, acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated costs or liabilities.

We may seek to grow our company and businesses by entering into business combination transactions, making acquisitions or entering into partnerships or joint ventures, which may be material. For example, we recently agreed to acquire a 5% interest in the National Stock Exchange of India, subject to obtaining regulatory approvals, and also entered into a strategic alliance with the Tokyo Stock Exchange. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the exchange sector, which may adversely affect our ability to find acquisition targets or strategic partners consistent with our objectives. Even if we do succeed in making acquisitions or entering into strategic alliances, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of our stock that dilute stockholders, expend cash, incur debt, assume contingent liabilities or create other additional expenses, any of which could harm our business, financial condition or results of operations.

The legal and regulatory environment in the United States may make it difficult for us to compete with non-U.S. securities exchanges for the secondary listings of non-U.S. companies.

Our exchanges, the NYSE and NYSE Arca, Inc., compete to obtain the listing of non-U.S. issuer securities (in addition to the listing of U.S. issuer securities). However, the legal and regulatory environment in the United States, as well as the perception of this environment, has made and may continue to make it more difficult for the NYSE and NYSE Arca, Inc., to compete with non-U.S. securities exchanges for these listings and adversely affect our competitive position. For example, the Sarbanes-Oxley Act of 2002 imposes a stringent set of corporate governance, reporting and other requirements on both U.S. and non-U.S. publicly listed companies. Significant resources are necessary for issuers to come into and remain in compliance with the requirements of the Sarbanes-Oxley Act, which has had, and may continue to have, an impact on the ability of the NYSE and NYSE Arca, Inc. to attract and retain listings. International companies also cite the need for financial statement reconciliations to U.S. generally accepted accounting principles, and concern of greater exposure to U.S. class action litigation, as additional factors weighing against listing in the United States.

At the same time, international companies are increasingly seeking access to the U.S. markets through private transactions that do not require listing or trading in the U.S. public markets, such as through Rule 144A transactions. In 2000, approximately 51% of the proceeds raised by international companies in the U.S. markets was raised privately, and, from 1996 to 1999, the NYSE listed an average of approximately 48 international companies per year. In comparison, in 2006, approximately 92.4% of the proceeds raised by international companies in the U.S. markets were raised privately, and from 2000 to 2006, the NYSE averaged approximately 32 new listings for international companies per year.

Non-U.S. issuers may more frequently choose to list with non-U.S. securities exchanges exclusively without a secondary listing in the United States because they perceive the U.S. regulatory requirements and the U.S. litigation environment as too cumbersome and costly. If the NYSE and NYSE Arca, Inc. are unable to successfully attract the listings of non-U.S. issuers, the perception of the NYSE and NYSE Arca, Inc. as premier listing venues may be diminished, and our competitive position may be adversely affected or our operating results could suffer.

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

Our share of trading in NYSE-listed securities has declined.

As a result of increasing competition, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 77.5% for the three months ended December 31, 2005, to 68.3% for the three months ended December 31, 2006. If growth in our overall trading volume of NYSE-listed securities does not offset any significant decline in our share of NYSE-listed trading, or if a decline in our share of trading in NYSE-listed securities makes the NYSE’s market appear less liquid, then our financial condition and operating results could be adversely affected.

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the combination of the NYSE and Archipelago.

We are a holding company that was formed for the purpose of effecting the merger of the NYSE and Archipelago, which occurred on March 7, 2006. Prior to the merger, the NYSE and Archipelago operated as separate, independent companies. The success of the merger (and, in turn, our results of operations) will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from combining these businesses, as well as on achieving the cost savings and revenue growth trends that the NYSE and Archipelago had identified that they expected to achieve prior to the merger. We expect that the merger will enable us to benefit from operational synergies resulting from combining the two companies’ capabilities and eliminating redundancies, as well as from greater efficiencies from increased scale, market integration and automation. We also intend to focus on revenue synergies that can be achieved by the combined entity. It is possible, however, that we may not be able to successfully integrate the businesses in a manner that achieves these cost savings and synergies. In addition, it is possible that the measures we take to achieve these costs savings and synergies could adversely affect current revenues and our investments in future growth.

We must keep up with emerging technological changes in order to compete effectively in a rapidly evolving and highly competitive industry.

We operate in a business environment that has undergone, and continues to experience, significant and rapid technological change. In recent years, electronic trading has grown significantly, and customer demand for increased choice of execution methods has increased. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, capacity, accessibility and features of our trading platforms, software, systems and technologies. Our success will depend, in part, on our ability to:

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

The development and expansion of electronic trading technology entails significant technological, financial and business risks. Any failure or delay in exploiting technology, or failure to exploit technology as effectively as our competitors, could have a material adverse effect on our business, financial condition and operating results. In addition, the increased use of electronic trading on the NYSE may make it more difficult for us to differentiate our products from those of our competitors, possibly reducing one of the competitive strengths of the NYSE. This may have an adverse impact on our business and, in particular, may reduce the incentive for companies to list on the NYSE. In addition, the commoditization of trade execution may result in a reduction in the number of people using the NYSE’s trading floor. This may result in a decrease in the revenues raised through the use of our trading floor.

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

Regulatory changes or future court rulings may have an adverse impact on our market data fees.

Market data fees are one of our significant sources of revenues. Regulatory developments, however, could reduce the amount of revenue that we can obtain from this source. Regulation NMS will impose significant changes on the formula used to calculate each market center’s share of market data revenue. These new rules could alter behavior by market participants and reduce the share of revenue obtained by our exchanges. The formula that will be used to determine the allocation of market information revenue under Regulation NMS is highly complex, and we are as yet unable to forecast how the market will react to the new rules and the impact, if any, that this new allocation formula will have on our market information revenues or expenses longer term. In addition, in November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for registered national securities exchanges and other self-regulatory organizations (“SROs”) and issued a concept release examining the efficacy of self-regulation. The concept release also solicited public comment concerning the level of market data fees, following several years of claims from some competitors and data intermediaries that market data fees and revenues are excessive. We cannot predict whether, or in what form, any regulatory changes will take place, or their impact on our business. A determination by the SEC, for example, to link market data fees to marginal costs, to become even more involved in the market data rate-setting process, or to reduce the current levels of market data fees could have a material adverse effect on our market data revenues.

The ability to assess fees for market data products is contingent upon receiving approval from the SEC. There continues to be opposing industry viewpoints as to the extent that NYSE Group should be able to charge for market data, and it is conceivable that the SEC may broaden its examination of exchange market data fees. If such an examination is conducted, and the results are detrimental to the NYSE’s ability to charge for market data, there could be a negative impact on NYSE Group’s revenues.

The successful implementation and operation of the NYSE Hybrid MarketSM faces a number of significant challenges and depends on a number of factors that will be outside our control.

The NYSE Hybrid MarketSM integrates into one platform aspects of both the physically-convened auction market and automated electronic execution. This effort is our response to the request from both market professionals and individual investors for greater choice and flexibility in buying and selling stocks on the

NYSE. The NYSE Hybrid MarketSM is also our strategy for adapting to the revised “trade-through” rule adopted by the SEC on April 6, 2005 as a part of Regulation NMS, which prohibits trading through better-priced displayed quotations that are displayed by another market and immediately accessible through automatic execution. If successfully implemented, we expect that the NYSE Hybrid MarketSM will change the way that securities are traded on the NYSE and will differentiate the NYSE from electronic trading venues.

The successful implementation of the NYSE Hybrid MarketSM faces a number of significant challenges, including the difficulties of developing and implementing novel technology and the ability and willingness of specialists to build new technology platforms. In addition, as a novel technology and method of trading, there is no assurance that the NYSE Hybrid MarketSM will function as is currently anticipated, or that customers will accept and use the services that it offers. It is also possible that full implementation of Regulation NMS may create unintended consequences for the NYSE Hybrid MarketSM. In addition, NYSE Regulation, particularly its market surveillance division, must update its electronic surveillance systems to take account of changes made to the NYSE Hybrid MarketSM trading systems to be able to effectively monitor NYSE trading activity. This requirement places an additional demand on NYSE Regulation’s market surveillance division.

Any delay or difficulties in implementing or operating the NYSE Hybrid MarketSM may have a material adverse effect on our ability to compete and our operating results. In addition, any unwillingness by its customers to accept or use the NYSE Hybrid MarketSM services may also have an adverse impact on our ability to compete and on its operating results. For a discussion of the NYSE Hybrid MarketSM, see Item 1. Business—The NYSE and NYSE Arca—Order Execution.

Regulation NMS, and changes in Regulation NMS, may adversely affect the NYSE and NYSE Arca, thereby adversely affecting our operating results.

On April 6, 2005, the SEC adopted Regulation NMS, which is a set of regulations that will govern certain aspects of trading on securities market centers. Its provisions become operative at various points throughout 2006 and 2007. One of the principal features of Regulation NMS is the modernization of the “trade-through” or “order protection” rule. Among other things, this rule requires market centers to establish and maintain procedures to prevent “trade-throughs,” which are the executions of orders at a price inferior to the best bid or offer displayed by another market center at the time of execution. This aspect of Regulation NMS will protect and apply only to quotes available for immediate execution. The “trade-through” rule implemented by Regulation NMS is expected to increase competition between markets.

We have developed a business strategy and altered our business in consideration of the rules of Regulation NMS. There is no assurance, however, that Regulation NMS will be implemented in a timely manner or in its current form. Any delay or difficulties that arise in the implementation of Regulation NMS, as well as any amendment to Regulation NMS, could create uncertainty and adversely affect our financial condition and results of operations.

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

Given the NYSE’s position as the world’s largest cash equities market, its prominence in the U.S. and global securities industry, and the concentration of many of its properties and personnel in lower Manhattan, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations.

It is impossible to predict the likelihood or impact of any terrorist attack on the securities industry generally or on our business. In the event of an attack or a threat of an attack, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. For a discussion of some of our security measures and contingency plans, see “Item 2. Properties—Security Measures and Contingency Plans.” Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. In addition, terrorist attacks may cause instability or decreased trading in the securities markets, including trading on exchanges. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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

The SEC is vested with broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke the registration of our subsidiaries as national securities exchanges. In the case of actual or alleged noncompliance with regulatory requirements, NYSE Group could be subject to investigations and administrative or judicial proceedings that may result in substantial penalties, including revocation of a subsidiary’s registration as a national securities exchange. In addition, NYSE Regulation’s performance of its regulatory function is subject to SEC oversight and, like NYSE Group, NYSE Regulation could be subject to investigations and administrative or judicial proceedings that may result in substantial penalties. Any such investigation or proceeding, whether successful or unsuccessful, would result in substantial costs and diversions of resources and might also harm our business reputation, any of which may have a material adverse effect on our business, financial condition and operating results.

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

One of our competitive strengths is our strong reputation and brand name. Our reputation could be harmed in many different ways, including by regulatory governance or technology failures. Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volume on our exchanges. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

We will face restrictions with respect to the way in which we conduct certain of our operations, and may experience certain competitive disadvantages if we do not receive SEC approval for new business initiatives or receive them in an untimely manner.

We operate two registered national securities exchanges—the NYSE and NYSE Arca. Pursuant to the Exchange Act, we are responsible for regulating our member organizations through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of our member organizations and individuals associated with them. Changes to our rules are generally subject to the approval of the SEC, which publishes proposed rule changes for public comment. Changes to our certificate of incorporation or bylaws and changes to the certificate of incorporation, bylaws or operating agreement, or rules of certain of our subsidiaries, to the extent that these changes could affect the activities of our exchanges, must also be approved. We may from time to time seek to engage in new business activities, some of which may require changes to our governing rules.

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

We are required to allocate funds and resources to NYSE Regulation.

We and certain of our subsidiaries are required to allocate significant resources to NYSE Regulation. This dedication of resources may limit our ability to reduce its expense structure.

NYSE Regulation has undertaken the regulatory functions of the NYSE and NYSE Arca, Inc. pursuant to agreements with each entity. NYSE Regulation also has an explicit agreement with NYSE Group, the NYSE and NYSE Market so that adequate funding is provided to NYSE Regulation. Moreover, under the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to us or any entity other than NYSE Regulation. The obligations to fund NYSE Regulation under the agreements covering those services could negatively affect the cash available to us, as well as our ability to invest in or pursue other opportunities that may also be beneficial to our stockholders. For a discussion of our regulatory structure and responsibilities, see “Item 1. Business—NYSE Regulation.”

Any conflicts of interest between us and NYSE Regulation may have a material adverse effect on our business.

NYSE Regulation regulates and monitors the activities on our securities exchanges and enforces issuer and member organization compliance with applicable law and the rules of the exchanges. In a 2004 concept release, the SEC noted that there is an inherent conflict that exists within every SRO between its regulatory functions, on the one hand, and its member organizations, market operations, listed issuers, and stockholders, on the other hand. The SEC has also expressed concern about the conflicts of interest that may exist when a for-profit entity owns an SRO. The for-profit entity’s goal of maximizing stockholder value might conflict with the SRO’s self-regulatory responsibilities imposed by the securities laws. For example, the for-profit entity might have an incentive to commit insufficient funds to the regulatory operations of the SRO, or use the disciplinary powers of the SRO to generate revenue for the for-profit entity by disciplining member organizations that operate or participate in competing trading systems. In addition, the regulatory responsibilities imposed by the U.S. securities laws (such as encouraging low-cost trading and competitive markets) may conflict with our profit-oriented goals as a public company. There may be more opportunities for conflicts of interest to arise when SROs regulate listed companies. Additional conflicts of interest arise where a company (such as NYSE Group) lists its securities on the national securities exchange that it owns. The listing of our common stock on the NYSE could potentially create a conflict of interest between the NYSE’s regulatory responsibility to vigorously oversee the listing and trading of securities on the NYSE, on the one hand, and our commercial and economic interest, on the other hand. The SRO’s disciplinary power over NYSE Group’s competitors may also raise questions.

We have implemented structural protections to minimize these potential conflicts of interest. For a discussion of some of these structural protections, see “Item 1. Business—NYSE Regulation—Structure, Organization and Governance of NYSE Regulation.” In addition, on November 28, 2006, NYSE Group and NASD announced the signing of a letter of intent to consolidate their member regulation operations into a new self-regulatory organization that will be the private sector regulator for all securities brokers and dealers doing business with the public in the United States. The letter of intent is nonbinding and is subject to the execution of a definitive agreement. The transaction is expected to close in the second quarter of 2007. Following such consolidation, NYSE Regulation will continue to perform market surveillance and listed company compliance for NYSE and NYSE Arca, Inc.

Specialists will be responsible for effecting certain transactions on the floor of the NYSE. Any failure by specialists to perform their function effectively or to comply with their regulatory obligations may have a material adverse effect on our business and reputation.

Specialists are an important component of the market structure within the NYSE. For example, specialists assist in providing liquidity and minimizing volatility. A deterioration in the performance of specialists, or misconduct by specialists, could damage our reputation and reduce our ability to compete with other securities exchanges for listings and order flow.

The increased use of technology in securities executions also is changing the business models of specialists. Any failure of the specialist to adapt their business models to this changing environment in general, and to the NYSE Hybrid Market SM in particular, would further undermine the differentiation, and therefore the competitive position, of the NYSE.

Market fluctuations and other risks beyond our control could significantly reduce demand for our services and harm our business.

Our revenues and profitability are highly dependent upon the levels of activity on our exchanges, in particular the volume and value of financial instruments traded, the number and market capitalization of listed issuers, the number of new listings, the number of traders in the market and similar factors.

We have no direct control over such variables. Among other things, we are dependent upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. Such variables are in turn influenced by economic, political and market conditions in the United States, Europe and elsewhere in the world that are beyond our control, including:

•	broad trends in business and finance;

•	terrorism and war;

•	concerns over inflation and the level of institutional or retail confidence;

•	changes in government monetary policy and foreign currency exchange rates;

•	the availability of short-term and long-term funding and capital;

•	the availability of alternative investment opportunities;

•	changes in the level of trading activity;

•	changes and volatility in the prices of securities;

•	changes in tax policy;

•	the level and volatility of interest rates;

•	legislative and regulatory changes, including the potential for regulatory arbitrage among U.S. and non-U.S. markets if significant policy differences emerge among markets;

•	the perceived attractiveness of the U.S. capital markets, as well as the costs (e.g., potential class actions); and

•	unforeseen market closures or other disruptions in trading.

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

We also expect to generate a significant portion of our revenues from listing fees. Among the factors affecting companies’ decision to go public and/or list their shares on U.S. markets are general economic conditions, industry-specific circumstances, capital market trends, mergers and acquisitions environment and regulatory requirements. The extent to which these and other factors cause companies to remain privately owned or decide not to list their shares in the United States may have a material adverse effect on our business, financial condition and operating results.

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

Our business depends on the performance and reliability of the computer and communications systems supporting it. In particular, heavy use of our platforms and order routing systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. Our system capacity requirements could grow significantly in the future as the result of a variety of factors, including the implementation of the NYSE Hybrid MarketSM, and NYSE Arca’s anticipated expansion of its options trading activities. If our systems cannot be expanded to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, delays in introducing new products and services and loss of revenues. In addition, our trading activities may be negatively affected by system failures of other trading systems, as a result of which we may be required to suspend trading activity in particular stocks or, in the case of NYSE Arca, cancel previously executed trades under certain circumstances.

If our systems cannot be expanded to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, delays in introducing new products and services and loss of revenues. In addition, our trading activities may be negatively affected by system failures of other trading systems, as a result of which it may be required to suspend trading activity in particular stocks or, in the case of NYSE Arca, cancel previously executed trades under certain circumstances.

Failure to maintain systems or to ensure sufficient capacity may also result in a temporary disruption of our regulatory and reporting functions. These consequences, in turn, could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation or customer claims, or regulatory sanctions.

We have experienced systems failures in the past. It is possible that we will experience systems failures in the future, or periods of insufficient systems capacity or network bandwidth, power or telecommunications failure, acts of God or war, terrorism, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation and negatively impact our revenues. We also rely on third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business (and the NYSE Hybrid Market SM, in particular) and have a material adverse effect on our business, financial condition and operating results.

Our networks and those of our third-party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose trading volume and result in significant liabilities. We will also incur significant expense to protect our systems.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks and those of our third-party service providers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully access and use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose trading volume. We will be required to expend significant further resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Our security measures are costly, and may prove to be inadequate and result in system failures and delays that could cause us to lose business.

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

In the future we may be subject to intellectual property rights claims, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies. Some of our competitors currently own patents and have actively been filing patent applications in recent years, some of which may relate to our trading platforms and business processes. As a result, we could in the future face allegations that we have infringed or otherwise violated the intellectual property rights of third parties. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or discontinue our use of technology where such use is found to infringe or violate the rights of others, or require us to obtain licenses from third parties at material cost. For a discussion of litigation involving our intellectual property, see Item 3. Legal Proceedings.

We are subject to significant litigation risk and potential securities law liability.

Many aspects of our business involve substantial liability risks. These risks include, among others, potential liability from disputes over terms of a trade or from claims that a system or operational failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. We could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us may have a material adverse effect on our business, financial condition and operating results. For a discussion of certain legal claims against us, see “Item 3. Legal Proceedings.”

Provisions of our organizational documents and Delaware law may delay or deter a change of control of NYSE Group.

Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals for, NYSE Group that a stockholder might consider favorable. These include provisions:

•	vesting our board of directors with sole power to set the number of directors;

•	limiting the persons that may call special stockholders’ meetings;

•	limiting stockholder action by written consent; and

•	requiring supermajority stockholder approval with respect to certain amendments to our certificate of incorporation and bylaws.

In addition, our organizational documents include provisions that:

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

In addition, Delaware law makes it difficult for stockholders that recently have acquired a large interest in a corporation to cause the merger or acquisition of the corporation against the directors’ wishes. Under Section 203 of the Delaware General Corporation Law, a Delaware corporation may not engage in any merger or other business combination with an interested stockholder for a period of three years following the date that the stockholder became an interested stockholder except in limited circumstances, including by approval of the corporation’s board of directors.

If we are unable to favorably assess the effectiveness of our internal controls over financial reporting, or if our Independent Registered Public Accounting Firm is unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, in connection with our annual report on Form 10-K for the fiscal year ending December 31, 2007, our management will be required to certify to and report on, and our Independent Registered Public Accounting Firm will be required to attest to, the effectiveness of our internal controls over financial reporting as of December 31, 2007. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We currently are in the process of reviewing, documenting and testing our internal controls over financial reporting. The continuing effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and diversion of management’s time and other internal resources. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our Independent Registered Public Accounting Firm, we may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our Independent Registered Public Accounting Firm is unable to provide an unqualified attestation report on our assessment, investor confidence and the stock price of our common stock could be adversely affected.

Risks Relating to Our Combination with Euronext

NYSE Euronext may not be able to successfully integrate the businesses and operations of NYSE Group and Euronext in a timely fashion or at all.

NYSE Group and Euronext operate as independent companies, and will continue to do so until the completion of the combination, which is expected on or around April 4, 2007. Following the combination, the exchanges of NYSE Group and Euronext will have autonomy in respect of day-to-day operating decisions. NYSE Euronext expects that this approach will ease some of the challenges of integration. Nonetheless, NYSE Euronext expects to integrate certain of the management and technological functions of NYSE Group and Euronext. NYSE Euronext management may face significant challenges in integrating the two companies’ technologies, organizations, procedures, policies and operations, as well as in addressing differences in the business cultures of the two companies, and retaining key NYSE Group and Euronext personnel. The integration process may prove to be complex and time consuming and require substantial resources and effort. It may also disrupt each company’s ongoing businesses, which may adversely affect NYSE Euronext’s relationships with market participants, employees, regulators and others with whom NYSE Group and Euronext have business or other dealings.

The merger between the NYSE and Archipelago, which was completed on March 7, 2006, may add further challenges and complexity. NYSE Group is currently in the process of integrating the businesses of the NYSE and Archipelago, and this process is not expected to be completed before the completion of the combination. In addition, on November 1, 2006, NYSE Group purchased AMEX’s interest in SIAC for approximately $40.3 million. Prior to that date, the NYSE owned only two-thirds of SIAC. As a result, NYSE Euronext’s management may have to integrate the businesses of the NYSE, Archipelago, SIAC and Euronext simultaneously, which may be difficult. If NYSE Euronext fails to manage the integration of these businesses effectively, its growth strategy and future profitability could be negatively affected, and it may fail to achieve the anticipated benefits of the combination. In addition, difficulties in integrating these businesses could harm NYSE Euronext’s reputation.

The combined company may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the combination.

The success of the combination will depend, in part, on NYSE Euronext’s ability to realize anticipated cost savings, revenue synergies and growth opportunities from combining the businesses of NYSE Group and Euronext. NYSE Euronext expects to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and automation. Specifically, NYSE Group and Euronext expect that the combined company will achieve cost savings of approximately $275 million annually within three years after the combination (with approximately $55 million of these cost savings achieved by the end of the first year, $125 million by the end of the second year and the full $275 million by the end of the third year). Of this amount, an estimated $250 million is expected to result from the overall rationalization of the combined company’s information technology systems and platforms, driven by the high level of compatibility among the current technology platforms maintained by NYSE Group and Euronext, and the remaining $25 million is expected to result from the rationalization of non-information technology related activities, including the integration of corporate support functions such as finance, and the streamlining of marketing and other corporate costs such as insurance, occupancy and professional services.

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

There is a risk, however, that the businesses of NYSE Group and Euronext may not be combined in a manner that permits these costs savings and revenue synergies to be realized in the time currently expected, or at all. For example, the completion of the combination or the post-closing reorganization may be delayed, challenged by parties opposing the completion of the combination or the post-closing reorganization or not possible at all. This may limit or delay the NYSE Euronext management’s ability to integrate the two companies’ technologies, organizations, procedures, policies and operations. In addition, a variety of factors, including but not limited to wage inflation, currency fluctuations, and difficulty integrating technology platforms, may adversely affect NYSE Euronext’s anticipated cost savings and revenues. Also, the combined company must achieve its anticipated cost savings without adversely affecting its revenues. If NYSE Euronext is not able to successfully achieve these objectives, the anticipated benefits of the combination may not be realized fully, or at all, or may take longer to realize than expected.

If the combination is successful, NYSE Euronext and NYSE Group will incur a substantial amount of debt to finance the cash portion of the consideration for the Euronext shares to be acquired, which could restrict its ability to engage in additional transactions or incur additional indebtedness.

In connection with the exchange offer, NYSE Euronext, as the borrower, and NYSE Group, as the guarantor (until completion of the merger), entered into a €2.5 billion revolving credit bridge facility, on January 5, 2007. NYSE Euronext may only borrow amounts under this bridge facility agreement to fund the cash portion of the consideration being offered to Euronext shareholders in the exchange offer. NYSE Euronext, with NYSE Group as guarantor (until completion of the combination), also intends to enter into a $3.0 billion syndicated revolving credit facility, which is expected to be used primarily as a backstop for a global commercial paper program. The proceeds from the global commercial paper program will be used for general corporate purposes, including repayment of amounts borrowed under the bridge facility and/or the syndicated revolving credit facility. The bridge facility includes and the syndicated revolving credit facility is expected to include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

There will be material differences between the current rights of NYSE Group stockholders and Euronext shareholders and the rights they can expect to have as NYSE Euronext stockholders.

NYSE Group stockholders and Euronext shareholders that receive NYSE Euronext common stock in the combination will become NYSE Euronext stockholders, and their rights as stockholders will be governed by the NYSE Euronext certificate of incorporation and bylaws and by Delaware law. As a result, there will be material differences between the current rights of NYSE Group stockholders and Euronext shareholders and the rights they can expect to have as NYSE Euronext stockholders. For example, there is no current domicile requirement for directors of NYSE Group or Euronext. After the combination, the NYSE Euronext bylaws will provide that the NYSE Euronext board of directors will either be composed of: (1) an even number of U.S. domiciliaries and European domiciliaries or (2) the smallest possible majority of U.S. domiciliaries and the largest possible minority of European domiciliaries (the initial NYSE Euronext board of directors will contain an even number of U.S. domiciliaries and European domiciliaries, and this parity will be maintained unless the nominating and governance committee and the board of directors of NYSE Euronext, both equally composed of U.S. domiciliaries and European domiciliaries, decide otherwise or unless the NYSE Euronext bylaws are amended by a supermajority vote). In addition, the bylaws will provide that the nominating and governance committee of the NYSE Euronext board of directors will be composed of an equal number of individuals who are U.S. domiciliaries and European domiciliaries. Furthermore, the bylaws will provide that the positions of chairman of the board of directors and chief executive officer of NYSE Euronext will be filled by one person who is a U.S. domiciliary and one person who is a European domiciliary. For purposes of these provisions, “Europe” means (1) any and all of the jurisdictions in which Euronext or any of its subsidiaries operates a European regulated market; (2) any member state of the European Economic Area as of the effective time of the combination and any state that becomes a member of the European Economic Area after the effective time of the combination; and (3) Switzerland (with “European” having a correlative meaning). These requirements cannot be changed unless approved by a resolution adopted by two-thirds of the directors then in office or a shareholder vote of 80% of the votes entitled to be cast by the holders of the then-outstanding shares of capital stock of NYSE Euronext entitled to vote generally in the election of directors.

Another difference will be the voting and ownership limitations on NYSE Euronext common stock. The NYSE Euronext certificate of incorporation will contain provisions prohibiting any person, acting either alone or together with its related persons (as defined in the NYSE Euronext certificate of incorporation), from voting more than 10% of the then outstanding votes entitled to be cast on any matter, acquiring the ability to vote more than 10% of the then outstanding votes entitled to be cast on any matter by virtue of agreements entered into by other persons not to vote shares of NYSE Euronext capital stock, or beneficially owning shares of stock of NYSE Euronext representing in the aggregate more than 20% of the then outstanding votes entitled to be cast on any matter unless (1) the NYSE Euronext board resolves to expressly permit such voting or ownership in accordance with the standard for approving such voting or ownership set forth in the NYSE Euronext certificate of incorporation and (2) such resolution has been approved by the relevant European regulators and the SEC. These limitations are similar to the voting and ownership limitations currently imposed on NYSE Group common stock.

Euronext shareholders are currently subject to a different voting and ownership limitation. Pursuant to section 26a of the Dutch Act on the Supervision of the Securities Trade 1995 (Wet toezicht effectenverkeer 1995), a Euronext shareholder must obtain a declaration of no objection of the Dutch Minister of Finance in order to hold, directly or indirectly an interest of more than 10% of the outstanding capital or voting rights in Euronext. Similar restrictions also apply with respect to indirect ownership of qualifying interests or specific percentages of voting rights in certain regulated subsidiaries of Euronext.

NYSE Group stockholders and Euronext shareholders will have a reduced ownership and voting interest after the combination and will exercise less influence over management.

After the completion of the combination, NYSE Group stockholders and Euronext shareholders will own a smaller percentage of NYSE Euronext than they currently own of NYSE Group and Euronext, respectively. Upon completion of the combination, and assuming that all of the outstanding Euronext shares are validly tendered in the exchange offer and not withdrawn, former NYSE Group stockholders and former Euronext shareholders will own approximately 59% and 41%, respectively, of the outstanding common stock of NYSE Euronext immediately after the combination. Consequently, NYSE Group stockholders, as a group, will have reduced ownership and voting power in the combined company compared to their ownership and voting power in NYSE Group, and Euronext shareholders, as a group, will have reduced ownership and voting power in the combined company compared to their ownership and voting power in Euronext.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our operations in premises inside and outside of the United States. NYSE Group’s headquarters are located on Wall Street, New York City, and the surrounding area. In particular, the NYSE trading floor runs throughout 11 Wall Street and 20 Broad Street. These buildings are described in more detail below:

11 Wall Street, New York City.    NYSE Group’s principal offices and the major portions of the NYSE Market trading floor are located at 11 Wall Street in New York City, a complex that includes contiguous buildings known as 8 through 18 Broad Street. This complex, exclusive of the 20 Broad Street building (described below), is owned by NYSE Group and consists of approximately 370,000 square feet of aggregate space.

20 Broad Street, New York City.    The land underlying the office building situated at 20 Broad Street in New York City is owned by Newex Corporation, a wholly owned subsidiary of the NYSE. The land has been leased to the owner of the office building at 20 Broad Street for a term that is anticipated to expire in 2081. NYSE Group occupies approximately 348,000 square feet of space in the office building at 20 Broad Street pursuant to a sublease for a term expiring in 2016. In addition, the sublease provides NYSE Group with multiple rights to extend the term of the sublease until 2041. The space occupied by NYSE Group in the 20 Broad Street building is used for portions of the NYSE Market trading floor and for office purposes. NYSE Group received a notice, dated October 4, 2006, from the sublandlord of its facility at 20 Broad Street, alleging default under certain covenants in the sublease (based upon the alleged impact on the sublandlord of certain security measures) and demanding cure by December 15, 2006. NYSE Group and the sublandlord have agreed to extend the cure date to May 25, 2007. NYSE Group believes that the sublandlord’s claims are without merit and, if a resolution of the matter is not reached, intends to contest the sublandlord’s position vigorously.

2 Metrotech Center, Brooklyn, New York.    NYSE Group occupies approximately 429,000 square feet at 2 Metrotech pursuant to a lease scheduled to expire in November 2010. NYSE Group uses this space for a Data Center as well as general office space. NYSE Group has options to extend the lease.

55 Water Street, New York City.    NYSE Group occupies approximately 123,000 square feet at 55 Water Street, New York City with the lease scheduled to expire in December 2012. NYSE Group uses this space for a data center and limited office space.

100 South Wacker Drive, Chicago, Illinois.    NYSE Group occupies approximately 59,000 square feet in the office building located at 100 South Wacker Drive, Chicago, Illinois, pursuant to two leases covering different portions of this space. The lease originally set to expire August 2006 has been extended until August 2013. The second lease expires March 2014. The leases provide NYSE Group with rights to extend the terms of the leases. NYSE Group uses this leased space for office purposes and for running NYSE Arca.

14 Wall Street, New York City.    NYSE Group occupies approximately 65,000 square feet in the office building located at 14 Wall Street, New York City, pursuant to a lease expiring in 2011. In addition, NYSE Group occupies approximately 11,000 square feet in this building pursuant to a sublease expiring in 2010. It uses the leased space and the sublease space for office purposes.

30 Broad Street, New York City.    NYSE Group occupies approximately 47,000 square feet in the office building located at 30 Broad Street, New York City, pursuant to a lease expiring in 2008. NYSE Group is currently negotiating to retain only approximately 14,000 square feet in the building for office purposes.

115 Sansome Street, San Francisco, California.    NYSE Group occupies approximately 58,969 square feet in a building located at 115 Sansome Street, San Francisco, California pursuant to a lease that is scheduled to expire in June 2009. NYSE Group uses this space for offices and storage. Approximately 33% is being subleased.

Mills Building, San Francisco, California.    NYSE Group occupies approximately 46,470 square feet in a building located at 220 Montgomery Street and 220 Bush Street, San Francisco, California pursuant to a lease expiring on May 31, 2009. NYSE Group uses this space to operate NYSE Arca’s options trading floor.

65 Broadway, New York City.    NYSE Group occupies approximately 31,160 square feet in a building located on 65 Broadway, New York City, pursuant to a lease expiring in April 30, 2010. Approximately half of this space is being subleased on a pass-through cost basis. NYSE Group is currently negotiating a sublease of the remaining half of this space.

In addition to these premises, NYSE Group and its subsidiaries lease space in the following locations:

Location	Approximate Square Feet
Palo Alto, California	9,800
Weehawken, New Jersey	8,200
Washington, D.C.	6,300
Maitland, Florida	4,000
London, United Kingdom	1,400
Tokyo, Japan	1,800
Hong Kong, China	410
San Francisco, California	6,090

NYSE Group’s overseas offices are used primarily for the purposes of promoting international recognition of NYSE Group’s brand, developing the listings business and providing client services to non-U.S. listed companies. In addition to its market operations, NYSE Group uses the domestic offices for general sales and office purposes.

Security Measures and Contingency Plans

NYSE Group has implemented numerous security measures to reduce its vulnerability to terrorist attacks, including, among other things:

•

establishing a wide perimeter security zone in the vicinity of the premises housing the NYSE trading floor in New York, New York, manned constantly by armed security personnel employed and/or contracted for by the NYSE and/or provided by the New York City Police Department;

•	requiring physical and X-ray/magnetometer inspection of all incoming persons, mail, packages and parcels into NYSE’s premises;

•	requiring that all messengers delivering mail, packages or parcels be screened and escorted throughout the NYSE’s premises;

•

requiring photo ID badges for all visitors and employees and conditioning the issuance of badges for long-term access to employees and service providers, with limited exceptions, upon the review of individual fingerprint-based background information; and

•	maintaining continuous television monitoring and recording of exterior and interior areas.

NYSE Group continually reviews these security measures to ensure that they remain effective and to avoid predictability.

NYSE Group maintains a number of contingency plans relating to possible emergencies that may affect its operations. After consulting with member organizations regarding their needs, the NYSE established and maintains an alternative trading location apart from its current trading floor. NYSE Group also regularly circulates among its personnel emergency contact telephone numbers and makes available a password-protected contingency website that would give information and directions to personnel in the event of a disruption or incident of any kind. Consistent with its business plan, each division of NYSE Group also maintains emergency contingency plans tailored to its needs and personnel.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a number of legal proceedings, as described below.

In re NYSE Specialists Securities Litigation

On December 16, 2003, the California Public Employees’ Retirement System (“CalPERS”) filed a purported class action complaint in the U.S. District Court for the Southern District of New York against NYSE, NYSE specialist firms, and others, alleging various violations of the Exchange Act and breaches of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003. The court consolidated CalPERS’ suit with three other purported class actions and one other non-class action suit into an action entitled In re NYSE Specialists Securities Litigation. The court also appointed CalPERS and Empire Programs, Inc. as co-lead plaintiffs.

Plaintiffs filed a consolidated complaint on September 16, 2004. The consolidated complaint asserts claims for alleged violations of Sections 6(b), 10(b) and 20(a) of the Exchange Act, and alleges that, with the NYSE’s knowledge and active participation, the specialist firms engaged in manipulative, self-dealing and deceptive conduct, including interpositioning, front-running and “freezing” the specialist’s book and falsifying trading records to conceal their misconduct. Plaintiffs also claim that the NYSE constrained its regulatory activities in order to receive substantial fees from the specialist firms based on their profits, which “caused investors to purchase or sell shares on the NYSE at distorted and manipulated prices, enriching Defendants and damaging Plaintiffs and the Class.” The consolidated complaint also alleges that certain generalized NYSE statements concerning the operation of its market were rendered false and misleading by the NYSE’s non-disclosure of its alleged failure to properly regulate specialists, and that the NYSE was motivated to participate in or permit the specialist firms’ alleged improper trading in order to maintain or enhance its fee revenues and the compensation of its executives, including its former chairman and chief executive officer Richard A. Grasso. The consolidated complaint seeks unspecified compensatory damages against defendants, jointly and severally.

On November 16, 2004, the specialist firms and the NYSE filed motions to dismiss the complaint. On December 12, 2005, the court issued an order granting the NYSE’s motion and dismissing all of the claims against it with prejudice, and granting in part and denying in part the specialist defendants’ motion to dismiss. On February 17, 2006, the court entered a final judgment in favor of the NYSE. Plaintiffs appealed the judgment to the U.S. Court of Appeals for the Second Circuit. The Court of Appeals heard oral argument on the appeal on February 26, 2007, but has not rendered a decision.

Papyrus Patent Infringement Litigation

On January 27, 2004, Papyrus Technology Corporation filed a complaint in the U.S. District Court for the Southern District of New York against the NYSE, alleging that the NYSE’s Wireless Data System and Broker Booth Support System infringe patents allegedly issued to Papyrus, and that the NYSE breached a license agreement with Papyrus. The NYSE answered the complaint, asserting affirmative defenses and a counterclaim against Papyrus. Discovery has been completed. It is anticipated that the parties will file motions for summary judgment on at least some of the claims. The court has not set a trial date.

Grasso Litigation

On May 24, 2004, the New York Attorney General filed a lawsuit in New York Supreme Court against NYSE’s former chairman and chief executive officer, Richard A. Grasso, former NYSE Director Kenneth Langone and the NYSE. The complaint alleges six causes of action against Mr. Grasso, including breach of fiduciary duty under the New York Not-for-Profit Corporation Law and unjust enrichment. Among other things, the suit seeks:

•

imposition of a constructive trust for the NYSE’s benefit on all compensation received by Mr. Grasso that was not reasonable and commensurate with services rendered, pursuant to provisions of the New York Not-for-Profit Corporation Law “in an amount to be determined at trial”;

•	a judgment directing Mr. Grasso to return payments made by the NYSE that were unlawful under the New York Not-for-Profit Corporation Law “in an amount to be determined at trial”; and

•	restitution of all amounts that Mr. Grasso received that lacked adequate NYSE board approval because the board’s approval was based on inaccurate, incomplete or misleading information.

The New York Attorney General further seeks a declaration by the court that any obligation to make future payments to Mr. Grasso by the NYSE lacking the required board approval is void. In addition to the claims against Mr. Grasso, the complaint asserts a single cause of action against Mr. Langone for breach of his fiduciary duty under the New York Not-for-Profit Corporation Law and a single cause of action against the NYSE seeking a declaratory judgment that the NYSE made unlawful, ultra vires payments to Mr. Grasso, and an injunction requiring the NYSE to adopt and implement safeguards to ensure that future compensation complies with the New York Not-for-Profit Corporation Law. In its answer to the complaint, the NYSE asserted several complete defenses.

In his answer, Mr. Grasso denied the New York Attorney General’s allegations of wrongdoing and asserted various defenses. In addition, Mr. Grasso asserted claims against the NYSE and its then Chairman John S. Reed, including claims that: (1) the NYSE terminated Mr. Grasso without cause in September 2003; (2) the NYSE breached his 1999 and 2003 employment agreements; and (3) the NYSE and Mr. Reed defamed him. Mr. Grasso has not claimed with specificity the amount of damages that he seeks in the litigation. In his pleadings, he seeks at least $50 million in compensatory damages for the NYSE’s alleged breaches of the agreements (an expert witness retained by Mr. Grasso has estimated these damages to be approximately $95 million). In addition, Mr. Grasso seeks damages for alleged injury to his reputation and mental anguish and suffering, and punitive damages against Mr. Reed and the NYSE.

Mr. Grasso subsequently asserted third-party claims against former NYSE Director H. Carl McCall for negligence, negligent misrepresentation and contribution and moved to dismiss four of the six causes of action alleged by the New York Attorney General. The court denied Mr. Grasso’s motion to dismiss, and Mr. Grasso appealed that decision.

During 2006, the parties completed discovery and filed various motions for summary judgment on which the court ruled. Among other things, the court: (1) denied Mr. Langone’s motion for summary judgment dismissing the New York Attorney General’s claim against him; (2) granted Mr. McCall’s motion for summary judgment dismissing the third-party claims asserted against him by Mr. Grasso; (3) granted the summary judgment motions of the NYSE and Mr. Reed dismissing all of Mr. Grasso’s crossclaims against them; (4) granted in part the New York Attorney General’s motion for partial summary judgment in his favor on certain claims asserted against Mr. Grasso; and (5) denied Mr. Grasso’s motion for summary judgment in his favor on three of the six causes of action asserted against him by the New York Attorney General. In addition, the court partially granted the motion of Mr. Grasso and Mr. Langone for summary judgment dismissing the single claim asserted against the NYSE by the New York Attorney General. The court dismissed the claim against the NYSE to the extent it seeks injunctive relief; to the extent it seeks declaratory relief, the claim survives.

In granting in part the New York Attorney General’s motion for partial summary judgment against Mr. Grasso, the court found that Mr. Grasso breached his fiduciary duties to the NYSE and that certain payments made to Mr. Grasso were unlawful and must be returned to the NYSE. The court also ordered the New York Attorney General to provide an accounting of the amount of compensation Mr. Grasso should disgorge pursuant to the court’s partial summary judgment ruling. On November 2, 2006, the New York Attorney General filed an accounting stating that Mr. Grasso must disgorge approximately $112.2 million.

In addition to the above decisions, the court ruled that the New York Attorney General’s claim against Mr. Grasso for restitution and imposition of a constructive trust is an equitable claim that must be tried to the court rather than to a jury, and denied a motion by Mr. Grasso to reassign the case to a different judge for all further proceedings.

The parties have appealed several of the court’s orders to the Appellate Division of the New York Supreme Court, which has not ruled on the appeals yet. Fully briefed appeals currently awaiting decision by the Appellate Division include Mr. Grasso’s appeals from: (1) the court’s March 2006 order denying his motion to dismiss four of the six claims asserted against him; (2) the court’s August 2006 order granting the New York Attorney General’s request to bifurcate the equitable claims against Mr. Grasso and permit a bench trial of those claims; (3) the court’s September 2006 order denying his request for reassignment of the case to a different judge; and (4) various aspects of the court’s October 2006 order that, among other things, dismissed his claims against the NYSE and Mr. Reed and granted in part the New York Attorney General’s motion for summary judgment on certain claims against him. Also awaiting appellate decision is Mr. Langone’s appeal of the court’s denial of his motion for summary judgment. In addition, Mr. Grasso has appealed the August 2006 order dismissing Mr. Grasso’s third party claims against Mr. McCall, but that appeal is not yet fully briefed. The Appellate Division has granted a stay of the trial and of the accounting proceeding pending its decision on Mr. Grasso’s fully briefed appeals.

In December 2003, the law firm of Winston & Strawn LLP provided the NYSE (which had engaged the firm to investigate certain matters relating to Mr. Grasso’s compensation and the process by which that compensation was determined) a report (the “Webb Report”) that stated that the total amount of excessive compensation and benefits actually received by Mr. Grasso was within the range of approximately $113 million to $125 million (including both deferred and non-deferred compensation and benefits paid to Mr. Grasso). The specific amounts of compensation and benefits that should be repaid by Mr. Grasso will be determined in the course of the above litigation. If the New York Attorney General ultimately prevails on all of his claims, the court may order Mr. Grasso to return to the NYSE portions of his compensation and benefits determined to be unreasonable or improperly awarded and declare that the alleged obligation of the NYSE to make further payments is void.

The ultimate outcome of the above litigations cannot reasonably be determined at this time.

NYSE/Archipelago Merger-Related Litigation

On July 12, 2005, Allison L. Wey filed a complaint in New York Supreme Court against the NYSE and the chief executive officer of the NYSE, John A. Thain, alleging causes of action for fraud, negligent misrepresentation and breach of fiduciary duty, and seeking unspecified compensatory damages. Ms. Wey, a former NYSE member, alleges that in connection with the sale of her NYSE membership on March 21, 2005, she relied to her detriment on statements that Mr. Thain allegedly made to certain NYSE members on February 15, 2005 regarding the NYSE’s intention to “go public.” The NYSE and Mr. Thain believe that the claims are without merit. In January 2007, the NYSE and Mr. Thain filed motions for (1) summary judgment seeking dismissal of the complaint; and (2) an order limiting the evidence plaintiff may present at trial in support of her theory of damages. The court has not ruled on defendants’ motions; trial currently is scheduled for September 2007.

On March 2 and 15, 2006, respectively, Janet Hyman and Sylvia Lief, former NYSE members, filed separate complaints in New York Supreme Court against the NYSE and Mr. Thain. The complaints sought compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose the NYSE’s merger discussions with Archipelago prior to the sale of plaintiffs’ NYSE memberships in early March 2005.

Plaintiffs filed amended complaints on June 13, 2006, and a third former member, D. Paul Rittmaster, filed a complaint on June 22, 2006, asserting the same causes of action alleged in the plaintiffs’ amended complaints. In January 2007, the court entered an order granting in part and denying in part defendants’ motion to dismiss the three amended complaints. The court dismissed plaintiffs’ negligence claims and one of two claims for breach of fiduciary duty but permitted plaintiffs to proceed on the remaining breach of fiduciary duty claim. The NYSE and Mr. Thain have appealed that portion of the court’s order that declined to dismiss the remaining breach of fiduciary duty claim.

On February 23, 2007, Peter K. Donohue, as executor and on behalf of the Estate of Peter W. Donohue, which sold its NYSE membership in February 2005, filed a lawsuit asserting causes of action similar to those asserted in the above matters. Counsel for Mr. Donohue has stated an intention to file a similar lawsuit on behalf of at least one other seller of an NYSE membership in 2005.

Litigation Related to the Proposed NASD/NYSE Group Member Regulation Consolidation

On March 8, 2007, Standard Investment Chartered, Inc. filed a purported class action complaint in the U.S. District Court for the Southern District of New York against NASD, two senior NASD officers, NASD’s presiding governor, and NYSE Group. The complaint asserts claims for breach of fiduciary duty, negligent misrepresentation, and unjust enrichment, on behalf of a purported class of all NASD members (only the latter two claims are asserted against NYSE Group). The complaint challenges the proposed consolidation of NASD’s and NYSE Group’s member regulation operations described above in Item 1. Business – NYSE Regulation. The proposed consolidation is being challenged on the grounds that, among other things, defendants allegedly issued an incomplete and misleading proxy statement to NASD members in advance of their vote, on or about January 19, 2007, to approve the transaction. The complaint seeks, among other things, an injunction against the consummation of the transaction and unspecified compensatory and punitive damages. Defendants presently intend to move to dismiss the complaint.

Employment-Related Litigation

On April 20, 2006, Graciela DaSilva, Vjoca Selmanovic and Robin Max Morris filed a complaint in the U.S. District Court for the Southern District of New York against NYSE Group, Building Maintenance Service, LLC (“BMS”) and five unnamed corporations, seeking compensatory and punitive damages for alleged gender discrimination and retaliation in violation of federal and local laws. Plaintiff DaSilva currently is employed as a porter by NYSE Group; Morris previously was employed by the NYSE as a supervisor of porters. Selmanovic previously was employed as a porter by BMS, a cleaning service contractor. On May 24, 2006, NYSE Group filed an answer to the complaint in which it denied allegations of wrongdoing and asserted various defenses.

Listing Claim Letter

On September 7, 2005, the NYSE postponed commencement of trading of the stock of Life Sciences Research (“LSR”) on the NYSE. On or about April 5, 2006, NYSE Group received a letter from counsel for LSR enclosing a draft complaint alleging breach of alleged agreements with LSR, including to list LSR stock, and seeking specific performance, damages, and other relief. The letter expressed LSR’s interest in resolving the matter without litigation. In connection with LSR’s listing on NYSE Arca on December 22, 2006, LSR and NYSE entered a settlement agreement under which LSR released NYSE from all claims relating to the 2005 postponement of trading of LSR’s stock on the NYSE.

IBAC Matter

On or about April 25, 2006, the Independent Broker Action Committee, Inc. (“IBAC”), which described itself as a not-for-profit corporation whose membership consists of independent NYSE brokers, filed a petition in the U.S. Court of Appeals for the District of Columbia (the “DC Circuit”) seeking review of two orders issued by the SEC (Exchange Act Release No. 34-53539 (March 22, 2006) and 34-53382 (February 27, 2006) (the “Orders”)) insofar as they relate to the creation of the NYSE Hybrid MarketSM and the NYSE’s proposed method of allocating trading rights. The petition named only the SEC as respondent and asked the Court to vacate Exchange Act Release No. 34-53539 regarding the NYSE Hybrid MarketSM and that portion of Exchange Act Release No. 34-53382 that approved the NYSE’s proposed method of allocating trading rights at the NYSE through annual trading licenses, and to remand the matter to the SEC for further proceedings. IBAC also asked the SEC to stay the authorization given to the NYSE under Exchange Act Release No. 34-53539 to implement subsequent phases of the NYSE Hybrid MarketSM, pending the Court’s resolution of IBAC’s petition for review. The NYSE opposed IBAC’s stay request before the SEC and was granted leave to intervene to oppose IBAC’s petition before the DC Circuit. IBAC subsequently agreed to dismiss its petition without costs to any party, and the DC Circuit entered an order dismissing the petition on November 14, 2006.

Matters Relating to Gerald D. Putnam

In addition to the matters described above, Archipelago and Gerald D. Putnam, NYSE Group’s president and co-chief operating officer, were or are currently involved in the following legal proceedings.

Borsellino Litigation.    In 2000, plaintiffs Lewis Borsellino, a former business partner of Mr. Putnam and equity holder in Chicago Trading and Arbitrage (“CTA”), and I.M. Acquisitions, L.L.C, an entity owned by Mr. Borsellino, filed a complaint in Illinois State Circuit Court naming Mr. Putnam and other former members of CTA as defendants. The complaint alleged that Mr. Putnam and the other defendants secretly diverted assets of CTA to their other business ventures. The complaint also alleged that a 1998 Settlement Agreement between the parties addressing these allegations was based on fraud, and that defendants violated their fiduciary duties with respect to plaintiffs by allegedly failing to disclose material information during the 1998 settlement negotiations. Archipelago was also named as a defendant in this action although it was never a member of CTA.

In 2001, the court dismissed the complaint with prejudice. Subsequently, the plaintiffs filed amended pleadings against Mr. Putnam and other defendants (excluding Archipelago). The most recent of these, filed in

2006, is a one-count fraud claim against, among others, GDP, Inc. (an entity owned in part by Mr. Putnam); various defendants named in that complaint (which does not name Mr. Putnam) have filed motions to dismiss, which remain pending.

In addition to the litigation described above, plaintiffs filed a separate complaint in 2004 against Archipelago and other defendants alleging, among other things, unjust enrichment in connection with the alleged activities of the CTA member defendants, including Mr. Putnam. In 2004, plaintiffs moved to voluntarily dismiss the claims against Archipelago with prejudice, and the Illinois Circuit Court entered an order dismissing Archipelago from the litigation with prejudice.

Lozman Litigation.    Archipelago, Terra Nova Trading, L.L.C. (“Terra Nova”) (an investor in Archipelago) and Mr. Putnam were named as defendants in a civil action filed in 1999 in the Circuit Court of Cook County, Illinois. One plaintiff, Fane Lozman, is a former business associate of Mr. Putnam, and another plaintiff, Blue Water Partners, Inc., is a corporation owned by Mr. Lozman. Mr. Putnam was, at one time, its president. The wrongful conduct alleged in plaintiffs’ complaint predates Archipelago’s formation in December 1996. Plaintiffs alleged that Archipelago, among other things, breached a joint venture agreement with plaintiffs and usurped corporate opportunities belonging to plaintiffs in the form of plaintiffs’ “ideas” concerning electronic communication networks, electronic trading and electronic stock exchanges. The lawsuit seeks, among other relief, money damages, an accounting and the imposition of a constructive trust on all property, benefits, profits and unjust enrichment defendants have received and will receive by virtue of the alleged wrongful acts. NYSE Group believes these claims relate only to Terra Nova’s ownership in Archipelago and any direct or indirect interest of Mr. Putnam and certain other persons in Archipelago.

In 2000, the Circuit Court dismissed all of plaintiffs’ claims against Archipelago, and the state appellate court later affirmed the dismissal, except that it determined that the Circuit Court had improperly found that the dismissal of plaintiffs’ claims against Archipelago for usurpation of corporate opportunities was a final and appealable order. With regard to the remaining claims against Mr. Putnam and Terra Nova, in 2004 a jury found for Mr. Putnam and Terra Nova on all claims, except for an advisory verdict that Mr. Putnam and Terra Nova had usurped a corporate opportunity in violation of their fiduciary duties (in a non-binding special interrogatory, the jury valued the usurped opportunity at $2.5 million). However, the trial court determined that because plaintiffs’ fiduciary duty claim is equitable in nature, the court, rather than the jury, would make the final, binding determination as to Mr. Putnam’s liability under this claim and the amount of damages, and in 2005 the court entered a final judgment in favor of Mr. Putnam and the other defendants on all counts, including plaintiffs’ claim of usurpation of corporate opportunity and breach of fiduciary duty. Plaintiffs filed an appeal in 2006.

Other

On November 27, 2006, NYSE Arca notified the U.S. Attorney’s Office for the Northern District of Illinois and the Cook County, Illinois State’s Attorney’s Office that its systems installed for recording customer calls with its trade and clearing support employees recorded telephone calls beyond the intended scope and that certain calls were recorded without notice to, and the consent of, all participants. NYSE Group believes that it and its subsidiary have strong defenses to any potential claims that may arise out of such recording, which was terminated as of November 15, 2006.

In addition to the matters described above, NYSE Group is from time to time involved in various legal proceedings that arise in the ordinary course of NYSE Group’s business. NYSE Group does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of NYSE Group voted on three proposals at a special meeting of shareholders held December 20, 2006:

1.	to approve and adopt the Combination Agreement, dated as of June 1, 2006, as amended and restated as of November 24, 2006, by and among NYSE Group, Euronext N.V., NYSE Euronext, Inc. and Jefferson Merger Sub, Inc., and the transactions contemplated by the combination agreement, pursuant to which, among other things, NYSE Group and Euronext each agreed to combine their business, through a merger and an exchange offer, and become subsidiaries of NYSE Euronext, a newly formed Delaware corporation

2.	to approve a proposal to include references in the NYSE Euronext certificate of incorporation to European regulators, European market subsidiaries and European disqualified persons where it also includes references to the U.S. Securities and Exchange Commission, U.S. regulated subsidiaries and U.S. disqualified persons, respectively, so that there is symmetry between the European-related and U.S.-related provisions in the NYSE Euronext certificate of incorporation

3.	to approve a proposal to include a provision in the NYSE Euronext certificate of incorporation that would provide that the NYSE Euronext stockholders could amend the NYSE Euronext bylaws only pursuant to the provisions of the NYSE Euronext bylaws

The proposal to approve and adopt the combination agreement and the transactions contemplated thereby received the following votes:

	Proposal 1	Proposal 2	Proposal 3
For	117,659,898	116,004,111	115,855,344
Against	342,228	1,934,527	2,011,986
Abstentions	69,018	132,506	173,814

No broker non-votes were cast relating to these proposals.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE and commenced trading on March 8, 2006 under the ticker symbol “NYX.” Prior to that date, there was no public market for our common stock.

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock as reported by the Consolidated Tape Association.

	Price 2006
	High	Low
First quarter(1)	$90.35	$66.98
Second quarter	$80.45	$48.62
Third quarter	$74.83	$56.05
Fourth quarter	$112.00	$71.40

(1)	First quarter figures are given for the period commencing March 8, 2006 (the date our common stock began trading on the NYSE.)

As of March 9, 2007, there were approximately 1,511 holders of record of our common stock. On March 20, 2007, the last reported sales price for NYSE Group’s common stock on the New York Stock Exchange was $84.15 per share.

No dividends have ever been paid on our common stock. Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

As of December 31, 2006, there were approximately 2,857,000 outstanding options on and restricted stock units with respect to our common stock. However, there were no warrants or rights on our common stock as of December 31, 2006. Some of these options and restricted stock units were converted from options on and restricted stock units with respect to Archipelago Holdings, Inc. common stock following the completion of the merger on March 7, 2006. The following table sets forth information regarding the outstanding options and restricted stock units on our common stock as of December 31, 2006 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,857	$14.10	(1)	9,433
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	2,857	$14.10	(1)	9,433

(1)	Corresponding to the weighted-average exercise price of approximately 1.6 million stock options outstanding as of December 31, 2006. Does not include outstanding rights to receive approximately 1.3 million restricted stock units for which there is no exercise price.

Treasury Stock/Restricted Securities

The approximately 156.7 million shares of NYSE Group common stock outstanding on March 9, 2007 do not include approximately 1.6 million shares of common stock in treasury, which are held by Pacific Exchange, Inc., an indirect wholly owned subsidiary of NYSE Group.

A significant amount of our common stock is subject to transfer restrictions either pursuant to our certificate of incorporation or through contractual arrangements with certain of our stockholders. Approximately 33.9 million shares are subject to restrictions on transfer that are scheduled to expire on March 7, 2008, and approximately 41.8 million shares are subject to restrictions on transfer that are scheduled to expire on March 7, 2009. Our board of directors has the right, in its discretion, to remove the transfer restrictions earlier, in whole or in part, on any of these shares of NYSE Group common stock. Removal of the transfer restrictions from all or a part of these shares for any reason may lead to significant numbers of shares of our common stock becoming available for sale, which may adversely affect the then-prevailing market price of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data for NYSE Group for the periods prior to the March 7, 2006 merger with Archipelago reflect only the NYSE’s results and do not include Archipelago. The following selected data has been derived from the historical financial statements and related notes for the years ended December 31, 2002 through December 31, 2006. Certain prior amounts have been reclassified to conform to the current year’s presentation. The information presented here is only a summary, and it should be read together with our consolidated financial statements and related notes and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical financial information may not be indicative of our future performance.

	For the year ended December 31,
	2006 (1),(2)	2005	2004	2003	2002
	(in millions)
Results of Operations
Revenues
Activity assessment	$673.2	$594.6	$359.8	$419.7	$290.4
Transaction	675.9	145.8	153.6	157.2	152.8
Listing	356.1	342.7	329.8	320.7	299.6
Market data	222.5	178.2	167.6	172.4	168.9
Data processing	137.1	182.9	220.2	224.8	224.6
Regulatory	184.2	132.6	115.2	113.2	120.4
Licensing, facility and other	127.0	56.4	59.3	71.6	65.5

Total revenues	2,376.0	1,633.2	1,405.5	1,479.6	1,322.2
Section 31 fees	(673.2)	(594.6)	(359.8)	(419.7)	(290.4)
Merger expenses and exit costs(3)	(54.5)	(26.1)	—	—	—
Compensation	(558.4)	(516.7)	(529.2)	(520.5)	(512.3)
Liquidity payments	(264.9)	—	—	—	—
Routing and clearing	(74.4)	—	—	—	—
Systems and communications	(119.6)	(124.4)	(138.9)	(146.0)	(143.6)
Professional services	(110.4)	(122.0)	(124.0)	(97.5)	(116.9)
Depreciation and amortization	(135.8)	(103.4)	(95.7)	(89.0)	(81.4)
Occupancy	(84.9)	(69.8)	(67.8)	(67.0)	(66.3)
Marketing and other	(102.8)	(68.0)	(84.8)	(76.5)	(102.4)
Regulatory fine income	36.4	35.4	7.6	11.2	6.0

Operating income	233.5	43.6	12.9	74.6	14.9
Investment and other income, net	74.0	47.3	30.4	32.4	42.7
Gain on sale of equity investment	20.9	—	—	—	—

Income before income tax provision and minority interest	328.4	90.9	43.3	107.0	57.6
Income tax provision	(120.6)	(48.1)	(12.1)	(45.2)	(18.7)
Minority interest in income of consolidated subsidiary	(2.8)	(2.0)	(1.0)	(1.3)	(2.3)

Net income	$205.0	$40.8	$30.2	$60.5	$36.6

Basic earnings per share	$1.38	$0.35	$0.26	$0.52	$0.32
Diluted earnings per share	$1.36	$0.35	$0.26	$0.52	$0.32
Basic weighted average shares outstanding	149,062	115,699 (5)	115,699 (5)	115,699 (5)	115,699 (5)
Diluted weighted average shares outstanding	150,175	115,699 (5)	115,699 (5)	115,699 (5)	115,699 (5)

	As of December 31,
	2006 (1),(2)	2005	2004	2003	2002
	(in millions)
Balance Sheet
Total assets	$3,465.5	$2,204.1	$1,982.3	$2,009.2	$1,999.8
Current assets	$1,443.1	$1,464.2	$1,264.6	$1,293.9	$1,227.6
Current liabilities	832.2	685.0	486.9	513.2	434.2

Working capital	$610.9	$779.2	$777.7	$780.7	$793.4

Long term liabilities(4)	$964.3	$684.9	$694.7	$736.2	$877.8
Stockholders’ equity	$1,669.0	$799.1	$767.5	$728.5	$662.2

(1)	The results for the year ended December 31, 2006 include the accounts of NYSE Group and its wholly owned subsidiaries, as well as SIAC. The results of operations of Archipelago have been included in NYSE Group’s results of operations since March 8, 2006. For periods prior to December 31, 2006, the results included only the operations of New York Stock Exchange, Inc. and its wholly owned subsidiaries, as well as SIAC.
(2)	On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by AMEX, as a result of which NYSE Group now fully owns SIAC.
(3)	Represents severance payments, curtailment losses, legal and other integration costs incurred in connection with the merger between the NYSE and Archipelago or the combination between NYSE Group and Euronext.
(4)	Represents liabilities due after one year, including accrued employee benefits and the long term portion of deferred revenue.
(5)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the audited consolidated financial statements of NYSE Group and the notes thereto included elsewhere in this document. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See “Risk Factors” and “Forward Looking Statements.”

Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the 2006 presentation.

Overview

NYSE Group was organized on May 2, 2005. As of December 31, 2005 and up until March 7, 2006, NYSE Group had no assets (other than $200 it received on December 29, 2005 from the sale of one share of its common stock to each of the NYSE and Archipelago) and had not conducted any material activities other than those incidental to its formation. However, on March 7, 2006, upon the consummation of the merger of the NYSE and Archipelago, NYSE Group became the parent company of the NYSE and Archipelago.

Basis of Presentation

NYSE Group has treated the merger of the NYSE and Archipelago as a purchase business combination for accounting purposes, with the NYSE designated as the business and accounting acquirer. As a result, the historical results of the NYSE have become the historical results of NYSE Group, as its successor. The results of operations of NYSE Arca have been included in the results of operations of NYSE Group since March 8, 2006.

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

Combination with Euronext N.V.

On May 22, 2006, NYSE Group proposed a business combination with Euronext to create NYSE Euronext. Euronext is a cross-border exchange providing international services for regulated cash markets and derivative markets in Belgium, France, the United Kingdom, the Netherlands and Portugal. Both parties signed a definitive combination agreement on June 1, 2006, which was amended and restated on November 24, 2006. The combination is expected to close on or about April 4, 2007.

Purchase of Minority Interest in SIAC

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by AMEX for approximately $40.3 million, as a result of which NYSE Group now fully owns SIAC.

Consolidate Member Regulation Operations

On November 28, 2006, NYSE Group and NASD announced the signing of a letter of intent to consolidate each of their member regulation operations into an SRO that will be the private sector regulator for all securities broker-dealers doing business with the public in the United States. The transaction is not expected to have material financial consequences for NYSE Group. The new SRO, which will be named at a later date, is expected to begin operations in the second quarter of 2007.

MatchPoint Trading, Inc.

On July 17, 2006, NYSE Group acquired MatchPoint Trading Inc. (MatchPoint), a financial services technology company specializing in call market trading and technologies.

Marco Polo Network Inc.

On September 18, 2006, NYSE Group announced that it had acquired an equity stake in Marco Polo Network Inc. (Marco Polo). Through its local exchange and brokerage relationships, Marco Polo offers intra-market connectivity and routing to brokers and exchanges in more than 40 emerging markets.

TransactTools, Inc.

On January 8, 2007, NYSE Group acquired TransactTools Inc. (TransactTools), a company providing enterprise messaging solutions for the securities trading industry.

National Stock Exchange of India Limited

On January 10, 2007, NYSE Group announced that it had signed a definitive agreement to acquire a 5% equity position in the Mumbai-based National Stock Exchange of India Limited (“NSE”), the maximum investment permitted by any investor in a stock exchange under the securities regulations of India. NYSE Group will purchase the shares of NSE for $115.0 million in cash from a consortium of selling shareholders. The closing of the transaction is expected to take place during the first quarter of 2007, subject to obtaining certain approvals from various government agencies in India.

Tokyo Stock Exchange

On January 31, 2007, NYSE Group and Tokyo Stock Exchange signed a letter of intent that establishes a strategic alliance between the two world financial market leaders to jointly develop and explore new opportunities in trading systems and technology, investor and issuer services, investment products, and governance and regulation.

Business Environment

In recent years, the business environment in which NYSE Group operates has been characterized by challenging business and economic conditions. Ongoing regulatory developments, increasing scrutiny of execution costs, unbundling of financial services and enhancements in trading and trade processing technology have created an unprecedented level of competition in the provision of trade execution and related services. In addition, changes in market-related legislation have affected the capital raising process in the United States and abroad.

The business environment in which NYSE Group operates has been characterized by the following trends:

•	increased global competition;

•	greater emphasis on faster and more cost efficient trade execution;

•	increased demand for transparency and stronger corporate growth;

•	growth in trade volumes; and

•	regulatory developments, including Regulation NMS.

This environment has affected NYSE Group’s business and the components of its results of operations, and is likely to affect the NYSE Group’s results to varying degrees in the future. In particular, these business, economic, regulatory and competitive conditions affect:

•	overall trading volume in NYSE Group listed securities;

•	the prices that NYSE Group can charge its member organizations for trade execution and other trade-related services provided by NYSE Group;

•	domestic and non-U.S. companies’ decisions to raise capital through an issuance of shares that would be listed on the markets operated by NYSE Group; and

•	whether companies that are listed on another market will transfer their listing to the NYSE or NYSE Arca, Inc or whether listed companies will remain listed on the NYSE or NYSE Arca, Inc.

For more concerning these trends and developments, see “Item 1. Business—Market Trends and Developments.”

Segment Reporting

Subsequent to the merger between the NYSE and Archipelago and the minority interest purchase of SIAC, NYSE Group operates under two reportable segments: Market and Regulation. NYSE Group’s segments are managed and operated as two business units and organized based on services provided to customers.

Market represents primarily the fees earned from: (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc.; (ii) providing access to trade execution; (iii) distributing market information to data subscribers; (iv) issuing trading licenses (previously membership fees); and (v) providing communication and data processing operations via SIAC.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and to NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects fines that are assessed against members, member organizations and their employees in disciplinary actions brought by Regulation.

Operating Data (unaudited)

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

	For the Year Ended December 31,
	2006	2005	2004
NYSE Business Drivers
Trading Days	251	252	252
NYSE Company listings(1):
NYSE listed issuers(2)	2,713	2,672	2,618
Number of new issuer listings(3)	180	192	165

NYSE Listed Issues(4):
NYSE Group Matched Volume(5)	458,495	415,078	369,632
NYSE Group Handled Volume(6)	468,577	421,518	376,096
Total NYSE Listed Consolidated Volume	635,065	523,505	460,455
NYSE Group Share of Total Consolidated Volume:
Matched Volume(5)	72.2%	79.3%	80.3%
Handled Volume(6)	73.8%	80.5%	81.7%

NYSE Arca and Amex Listed Issues:
NYSE Group Matched Volume(5)	27,808	19,500	16,513
NYSE Group Handled Volume(6)	31,915	22,491	18,931
Total NYSE Arca and Amex Listed Consolidated Volume	88,930	70,596	74,564
NYSE Group Share of Total Consolidated Volume:
Matched Volume(5)	31.3%	27.6%	22.1%
Handled Volume(6)	35.9%	31.9%	25.4%

Nasdaq Listed Issues:
NYSE Group Matched Volume(5)	101,829	82,165	85,435
NYSE Group Handled Volume(6)	124,592	103,106	112,906
Total Nasdaq Listed Consolidated Volume	506,144	449,730	450,538
NYSE Group Share of Total Consolidated Volume:
Matched Volume(5)	20.1%	18.3%	19.0%
Handled Volume(6)	24.6%	22.9%	25.1%

Exchange-Traded Funds(4),(7):
NYSE Group Matched Volume(5)	39,102	24,293	15,890
NYSE Group Handled Volume(6)	43,318	27,229	17,795
Total ETF Consolidated Volume	100,078	73,330	54,600
NYSE Group Share of Total Consolidated Volume:
Matched Volume(5)	39.1%	33.1%	29.1%
Handled Volume(6)	43.3%	37.1%	32.6%

Equity Options(8):
NYSE Group Options Contracts	196.6	144.8	103.3
Total Consolidated Options Contracts	1,844.2	1,369.0	1,083.6
NYSE Group Share of Total	10.7%	10.6%	9.5%

Market Information(9) :
Tape A share of trades (%)	83.3%	90.4%	91.9%
Tape B share of trades (%)	37.3%	47.4%	44.6%
Tape C share of trades and shares (%)	23.7%	21.1%	22.3%
Professional subscribers (Tape A)	423,298	413,458	411,343

Regulatory Fees:
Gross FOCUS revenues ($ billions)(10)	284.0	186.5	145.6

Operating Expenses:
Employee headcount	2,578	3,296	3,589

(1)	Number does not include issuers listed on NYSE Arca, Inc or structured products listed on the NYSE. There were 19 ETFs and 14 operating companies exclusively listed on NYSE Arca, Inc. as of December 31, 2006. There were 544 structured products listed on the NYSE as of December 31, 2006.

(2)	Number of listed operating companies, closed-end funds and ETFs on the NYSE as of period end.
(3)	Includes initial public offerings, quotations and transfers from other markets to the NYSE of common equity securities and ETFs.
(4)	Includes all NYSE Group crossing sessions.
(5)	Represents the total number of shares (expressed in millions) of equity securities and ETFs executed on NYSE Group’s exchanges.
(6)	Represents the total number of shares (expressed in millions) of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.
(7)	Data included in previously identified categories.
(8)	Includes trading in U.S. equity options contracts, not equity-index options. Contracts are expressed in millions.
(9)	Represents the NYSE Group share of qualifying trades for Tapes A and B reported by NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tapes A and B reported to the consolidated tape by all other participating market centers. NYSE Group share of Tape C represents the average of: (i) the share of qualifying trades for Tape C reported by the NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tape C reported to the consolidated tape by all other participating market centers; and (ii) the share of qualifying share volume for Tape C reported by the NYSE Group to the consolidated tape, as compared to the total qualifying share volume for Tape C reported by all other participating market centers. The consolidated tape refers to the collection of market data that multiple markets make available on a consolidated basis.
(10)	Gross FOCUS revenues represent a fee of $0.42 per $1,000, of gross revenues generated by member broker-dealers as reported on their “FOCUS” report (a report that is required to be filed with the NYSE). A member broker-dealer’s regulatory fee is based on the revenues reported. The NYSE records revenue on a six-month lag; the data is provided on this basis.

Sources of Revenues

Activity Assessment Fees

The NYSE and NYSE Arca, Inc. pay fees to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca, Inc. and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of activity assessment fees or the Section 31 fees has an impact on NYSE Group’s net income.

Transaction

NYSE

Prior to August 1, 2006, on the NYSE, trading fees were paid by member organizations based on their trading activity. Fees were assessed on a per share basis for trading in equity securities. The fees applied to all transactions that took place on the NYSE, and the fee amounts varied, based on the size and type of trade consummated. There was no fee for small electronic trades. All members and member organizations paid trading fees except those “$2 brokers” who effect transactions only for other member organizations and specialists. There were two caps that applied to the trading fees (other than fees for trading ETFs), and member organizations paid the lesser of these two fee caps on a monthly basis. The first cap was a maximum fixed dollar amount of $600,000 per month. The second was a variable cap equal to 2% of the net commissions that a member organization earned on the trades it executed on the trading floor. As a result of these caps, prior to August 1, 2006, fluctuations in trading volumes, regardless of direction or magnitude, did not have a significant impact on NYSE Group’s trading fees.

NYSE Arca

On NYSE Arca, trading fees are charged to customers for trade execution of equity securities and equity options. NYSE Arca earns transaction fees for (i) customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out, and (ii) customer orders of equity options traded or cleared through NYSE Arca.

For equity securities, NYSE Arca charges a per share fee to each customer that executes against a buy order or sell order posted internally. NYSE Arca refers to these customers when they purchase or sell securities as “liquidity takers,” as they removed liquidity from NYSE Arca. A liquidity taker may be either a purchaser or a seller, and is distinguished from a “liquidity provider” generally by the type of buy order or sell order it posts on NYSE Arca. NYSE Arca also charges a per share fee to customers whose orders of equity securities are routed out to an external market center displaying the best buy order or sell order in the market for a particular security.

Price Changes

On August 1, 2006, October 1, 2006 and November 30, 2006, NYSE Group implemented transaction-pricing changes for NYSE-listed equities and NYSE Arca, Inc. traded options. Currently, pricing for NYSE-listed equities includes, but is not limited to, the following:

•	Transaction fees on NYSE-listed equities traded on the NYSE are based on a fixed rate of $0.000275 per share.

•	Fees for ETF system orders traded on the NYSE under 5,100 shares continue to be waived.

•	Specialists do not incur transaction fees for trading ETFs on the NYSE.

•

NYSE Arca’s rates for trading NYSE-listed securities are as follows: (i) the rate for removing liquidity from NYSE Arca increased from $0.001 per share to $0.003 per share; and (ii) NYSE Arca rebates $0.002 per share for the provision of liquidity. These fees are consistent with those NYSE Arca charges for trading Nasdaq and Amex-listed securities.

In addition, as of March 5, 2007, for orders pertaining to NYSE-listed equities that are routed to other market centers for execution, the NYSE charges a rate of $0.0025 per share.

Currently, pricing for NYSE Arca, Inc. traded options includes, but is not limited to, the following:

•	transaction fees for Market Makers are $0.16 per contract;

•	transaction fees for Lead Market Makers are $0.09 per contract; and

•	transaction fees for Electronic Broker Dealer transactions are $0.50 per contract.

In addition, as a component of the November 30, 2006 announced pricing changes, the NYSE will implement a revenue sharing program, commencing June 1, 2007, that will provide variable payments to specialist firms depending on performance. See “—Components of Expenses—Liquidity Payments” for a discussion of revenue sharing programs.

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

Original listing fees, subject to a minimum and maximum amount, are based on the number of securities that the company initially lists with the NYSE or NYSE Arca, Inc. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new securities to be listed on the NYSE or NYSE Arca, Inc., such as stock splits, rights issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding securities of the listed company at the end of the previous year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro-rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

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

Market Data

NYSE Group collects market information fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of joint processing and administration costs) are distributed to participating markets on the basis of their respective percentage of trades. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from “Tape B” and “Tape C,” which represents data related to trading of certain securities (including ETFs) that are listed on AMEX, other regional exchanges and Nasdaq. These revenues are influenced by demand for the data by professional and non-professional subscribers, as well as NYSE Group’s share of trades. In addition, NYSE Group receives fees for television broadcasts, vendor access and other usage fees related to per quote or per trade data. NYSE Group proprietary products make available market data covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets.

Regulatory

Regulatory fees are principally comprised of member regulation fees and market surveillance fees collected by NYSE Group. Member regulation fees are based on a percentage of member organizations’ gross FOCUS revenues, specifically $0.42 per $1,000 of gross revenues generated by member broker-dealers and reported on a six-month lag basis. In addition, member regulation fees include initial and annual maintenance fees for branch office registration and registered persons and testing fees. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor.

Licensing, Facility and Other

For fiscal 2006, NYSE Group sold 1,274 trading licenses at an annual price of $49,290. For fiscal 2007, NYSE Group sold 1,065 trading licenses at an annual price of $50,000 per license. The NYSE had made available a maximum of 1,366 trading licenses.

Facility and other fees primarily comprise fees received for services provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor. These services include booth and post space, communication, trading analysis and technology.

Components of Expenses

Section 31 Fees

See “Sources of Revenues—Activity Assessment Fees” above.

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs, curtailment losses, depreciation charges related to the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable either to the merger between the NYSE and Archipelago or the pending combination transaction with Euronext. It also includes legal, printing and accounting fees incurred in connection with the May 2006 selling shareholder offering of our common stock as this was a condition of the Archipelago merger.

Compensation

NYSE Group’s compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, post-retirement medical, and supplemental executive retirement plan (SERP) charges. Part-time help, primarily related to security personnel at the NYSE, is also recorded as part of compensation.

Liquidity Payments

To enhance the liquidity of its system, NYSE Arca pays a small fee per share to participants, referred to as “liquidity providers,” that post buy orders and sell orders on NYSE Arca, when the quote is executed against by liquidity takers purchasing or selling securities internally on NYSE Arca. In addition, effective December 1, 2006, the NYSE implemented a specialist rebate as part of its new pricing structure.

Routing and Clearing

NYSE Group incurs routing charges when the NYSE or NYSE Arca do not have the best buy or sell order in the market for a security that a customer is trying to buy or sell on the NYSE or NYSE Arca. In that case, NYSE Group routes the customer’s order to the external market center that displays the best buy order or sell order. The external market center charges the NYSE or NYSE Arca a fee per share for routing to its system.

Also, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, service fees paid per trade to exchanges for trade execution, and costs incurred due to erroneous trade execution.

Systems and Communications

NYSE Group’s systems and communications expense includes: (i) certain costs for development and maintenance of trading, regulatory and administrative systems; (ii) investments in system capacity, reliability and security and (iii) network connection with its customers and its data centers, as well as connectivity to various other market centers.

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

Pending the closing of the consolidation of certain NYSE Regulation functions with the NASD, we expect that NYSE Regulation will continue to levy fines for regulatory purposes as appropriate. We anticipate that regulatory fine income will decrease following the closing of the consolidation.

Results of Operations

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Overview

The following table sets forth NYSE Group’s consolidated statements of income for the years ended December 31, 2006 and 2005, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2006, as compared to such item for the year ended December 31, 2005.

	Year Ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Revenues:
Activity assessment	$673.2	$594.6	13.2%
Transaction	675.9	145.8	363.6%
Listing	356.1	342.7	3.9%
Market data	222.5	178.2	24.9%
Data processing	137.1	182.9	(25.0)%
Regulatory	184.2	132.6	38.9%
Licensing, facility and other	127.0	56.4	125.2%

Total revenues	2,376.0	1,633.2	45.5%
Section 31 fees	(673.2)	(594.6)	13.2%
Merger expenses and exit costs	(54.5)	(26.1)	108.8%
Compensation	(558.4)	(516.7)	8.1%
Liquidity payments	(264.9)	—	100.0%
Routing and clearing	(74.4)	—	100.0%
Systems and communications	(119.6)	(124.4)	(3.9)%
Professional services	(110.4)	(122.0)	(9.5)%
Depreciation and amortization	(135.8)	(103.4)	31.3%
Occupancy	(84.9)	(69.8)	21.6%
Marketing and other	(102.8)	(68.0)	51.2%
Regulatory fine income	36.4	35.4	2.8%

Operating income	233.5	43.6	435.6%
Investment and other income, net	74.0	47.3	56.4%
Gain on sale of equity investment	20.9	—	100.0%

Income before income tax provision and minority interest	328.4	90.9	261.3%
Income tax provision	(120.6)	(48.1)	150.7%
Minority interest in income of consolidated subsidiary	(2.8)	(2.0)	40.0%

Net income	$205.0	$40.8	402.5%

Consolidated Results

For the year ended December 31, 2006, the results of operations of NYSE Group included the results of NYSE, SIAC and the results of operations of NYSE Arca following the March 7, 2006 merger with Archipelago. For the same period a year ago, the results of operations of NYSE Group only included the results of NYSE and SIAC.

For the year ended December 31, 2006, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $1,702.8 million, $233.5 million and $205.0 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $1,038.6 million, $43.6 million and $40.8 million, respectively, for the year ended December 31, 2005.

The $664.2 million increase in revenues (excluding activity assessment fees), $189.9 million increase in operating income and $164.2 million increase in net income for the period reflect the following principal factors.

Increased revenues—NYSE Arca results of operations were consolidated from the March 7, 2006 merger with Archipelago and contributed revenues of $594.1 million (excluding activity assessment fees), which was the primary driver of the period over period increase.

Increased operating income—The period over period increase in operating income of $189.9 million was the result of NYSE Arca’s contribution to operating income of $134.2 million as well as other revenue growth and overall operating efficiencies as we continue to meet our integration goals.

Improved net income—Period over period, net income increased $164.2 million including $86.9 million related to NYSE Arca, due to revenue growth and overall operating efficiencies.

Segment Results

Subsequent to the merger between the NYSE and Archipelago and the minority interest purchase of SIAC, NYSE Group operates under two reportable segments: Market and Regulation. NYSE Group’s segments are managed and operated as two business units and organized based on services provided to customers.

Market represents primarily the fees earned from: (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc.; (ii) providing access to trade execution; (iii) distributing market information to data subscribers; (iv) issuing trading licenses (previously membership fees) and (v) via SIAC providing communication and data processing operations.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and to NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, NYSE Regulation collects regulatory fines that are imposed upon members and member organizations and their employees.

Market Segment Results—Revenues

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Activity assessment	$673.2	$594.6	13.2%
Transaction	675.9	145.8	363.6%
Listing	356.1	342.7	3.9%
Market data	222.5	178.2	24.9%
Data processing	137.1	182.9	(25.0)%
Market services provided to Regulation	125.5	123.4	1.7%
Licensing, facility and other	127.0	56.4	125.2%

Total revenues	$2,317.3	$1,624.0	42.7%

Transaction—For the year ended December 31, 2006, compared to the year ended December 31, 2005, transaction fees increased by $530.1 million, or 13.2%, primarily as a result of NYSE Arca’s contribution since the completion of the merger with Archipelago on March 7, 2006.

Listing—The following table sets forth the revenues from listing fees calculated in accordance with U.S. generally accepted accounting principles (“as reported”) and as would be reported on a basis without giving effect to U.S. generally accepted accounting principles (“billed basis”). NYSE Group believes that the presentation of billed basis revenues, as they relate to original fees, is a good indicator of current listing fee activity as billed basis information excludes the effects of recognizing revenues related to original fees over periods ranging from 5 to 10 years.

	Year ended December 31,				Percent Increase (Decrease)
	2006		2005
Dollars (in Millions)	As reported	As billed	As reported	As billed	As reported	As billed
Annual fees	$265.8	$265.8	$252.2	$252.2	5.4%	5.4%
Original fees	90.3	80.2	90.5	83.9	(0.2)%	(4.4)%

	$356.1	$346.0	$342.7	$336.1	3.9%	2.9%

For the year ended December 31, 2006, compared to the year ended December 31, 2005, listing fee revenue increased $13.4 million, or 3.9%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original listing fees. Original listing fees are deferred and recognized over the estimated service periods ranging from 5 to 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $265.8 million on both an as reported and billed basis for the year ended December 31, 2006, compared with $252.2 million on both an as reported and billed basis for the year ended December 31, 2005, an increase of 5.4%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 387 billion to 408 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

Original listing fees amounted to $90.3 million on an as reported basis. On a billed basis, original listing fees totaled $80.2 million for the year ended December 31, 2006, a decrease of $3.7 million, or 4.4%, compared to the as billed original listing fees for the year ended December 31, 2005, primarily due to a change in pricing and a reduction of corporate actions period over period.

Market Data—For the year ended December 31, 2006, compared to the year ended December 31, 2005, market data fees increased $44.3 million, or 24.9%, primarily from the contribution of NYSE Arca’s operations, following the completion of the merger between the NYSE and Archipelago on March 7, 2006.

Data processing—For the year ended December 31, 2006, compared to the year ended December 31, 2005, data processing fees decreased $45.8 million, or 25.0%, to $137.1million. The decline is due to reduced level of services provided by SIAC to customers other than the NYSE.

Market services provided to Regulation—For the year ended December 31, 2006, compared to the year ended December 31, 2005, market services provided to Regulation increased $2.1 million, or 1.7%. These services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions, are provided by Market to support the operations of Regulation.

Licensing, facility and other—For the year ended December 31, 2006, compared to the year ended December 31, 2005, licensing and facility fees increased $70.6 million, or 125.2%. Licensing fees represented $51.4 million of the increase. NYSE Group did not generate licensing fees in the same period a year ago. Also driving the increase was increased specialist trading privilege fees of $11.0 million as compared to the same period a year ago. As part of the NYSE’s new pricing structure, the specialist trading privilege fee was discontinued in December 2006.

Regulation Segment Results—Revenues

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Regulatory	$184.2	$132.6	38.9%
Regulatory services provided to Market	127.9	119.9	6.7%

Total revenues	$312.1	$252.5	23.6%

Regulatory Fees—For the year ended December 31, 2006, compared to the year ended December 31, 2005, regulatory fees increased $51.6 million, or 38.9%, to $184.2 million. For the year ended December 31, 2006, NYSE Arca contributed regulatory fees of $9.2 million. The remaining $42.4 million increase was primarily due to higher reported Gross FOCUS revenues ($284.0 billion compared to $186.5 billion period over period).

Regulatory services provided to Market—For the year ended December 31, 2006, compared to the year ended December 31, 2005, regulatory services provided to Market increased $8.0 million or 6.7%. These services, which include costs associated with surveillance, examination and enforcement with respect to Market activities, and overseeing compliance by listed companies, are provided by Regulation. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger between the NYSE and Archipelago.

Market Segment Results—Expenses

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Section 31 fees	$673.2	$594.6	13.2%
Merger expenses and exit costs	54.5	26.1	108.8%
Compensation	433.0	402.7	7.5%
Liquidity payments	264.9	—	100.0%
Routing and clearing	74.4	—	100.0%
Regulatory services provided to Market	127.9	119.9	6.7%
Systems and communications	118.1	122.9	(3.9)%
Professional services	99.8	119.5	(16.5)%
Depreciation and amortization	131.2	98.8	32.8%
Occupancy	74.6	59.4	25.6%
Marketing and other	95.0	60.5	57.0%

Total expenses	$2,146.6	$1,604.4	33.8%

Merger expenses and exit costs.    For the year ended December 31, 2006, Market incurred $54.5 million in merger expenses and exit costs consisting of (i) $35.2 million of severance, curtailment losses and related benefits provided in connection with workforce reductions (including approximately 480 employees), (ii) $2.8 million of depreciation expense related to the acceleration of certain fixed asset useful lives, and (iii) $16.5 million of professional fees and other expenses incurred in connection with both the integration of the Archipelago businesses and the pending combination with Euronext N.V. For the year ended December 31, 2005, Market incurred $26.1 million in expenses related to the merger with Archipelago.

Market Compensation

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Salaries and bonus	$299.7	$292.3	2.5%
Stock based compensation	51.8	—	100.0%
Benefits and other	81.5	110.4	(26.2)%

	$433.0	$402.7	7.5%

Compensation.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, compensation increased $30.3 million, or 7.5%. The employees of NYSE Arca accounted for $44.4 million of compensation for the year ended December 31, 2006. Excluding the impact of both NYSE Arca’s consolidation and stock based compensation charges recorded during the year ended December 31, 2006, compensation decreased by $63.8 million primarily due to cost savings initiatives. NYSE Group did not record any stock-based compensation in the same period a year ago.

Liquidity payments.    For the year ended December 31, 2006, Market incurred liquidity payments of $264.9 million. The operations of NYSE Arca represented $256.1 million with the remaining $8.8 million reflecting a specialist rebate for NYSE listed stocks implemented effective December 1, 2006. NYSE Group did not incur any similar expenses in the same period a year ago.

Routing and clearing.    For the year ended December 31, 2006, Market incurred routing and clearing fees of $74.4 million, including $66.2 million from the operations of NYSE Arca. NYSE Group did not incur any similar expenses in the same period a year ago. Additionally, commencing in the fourth quarter, NYSE Group was charged for trades routed out to other exchanges via the Intermarket Trading System.

Regulatory services provided to Market.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, Regulation support costs increased $8.0 million or 6.7%. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger with Archipelago.

Systems and communications.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, systems costs decreased $4.8 million, or 3.9%. For the year ended December 31, 2006, the operations of NYSE Arca accounted for $19.8 million of the $118.1 million of systems and communications. Excluding the operations of NYSE Arca, systems and communications expenses decreased by 20.0% to $98.3 million due to structural cost effectiveness efforts.

Professional Services.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, professional services decreased $19.7 million or 16.5%. For the year ended December 31, 2006, the operations of NYSE Arca accounted for $11.8 million of the $99.8 million of professional services. The decrease was primarily due to reduced legal fees and the achievement of certain integration synergies.

Depreciation and Amortization.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, depreciation and amortization increased $32.4 million, or 32.8%. The operations of NYSE Arca represented $29.6 million of the increase following the March 7, 2006 merger with Archipelago. The remaining $2.8 million increase was associated with recent capital expenditures on technology and infrastructure.

Occupancy.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, occupancy costs increased $15.2 million or 25.6%, which was primarily the result of the consolidation of NYSE Arca’s operations following the completion of the March 7, 2006 merger with Archipelago.

Marketing and other.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, marketing and other expenses increased $34.5 million, or 57.0%. The operations of NYSE Arca accounted for $15.7 million of the increase following the March 7, 2006 merger with Archipelago. The remaining $18.8 million increase was primarily a result of discretionary advertising and promotion activities, as well as higher insurance premiums and additional expenses incurred as a public company.

Regulation Segment Results—Expenses

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Compensation	$125.4	$114.0	10.0%
Market services provided to Regulation	125.5	123.4	1.7%
Systems and communications	1.5	1.4	7.1%
Professional services	10.6	2.5	324.0%
Depreciation and amortization	4.6	4.7	(2.1)%
Occupancy	10.4	10.4	—
Marketing and other	7.8	7.5	4.0%

Total expenses	$285.8	$263.9	8.3%

Regulation Compensation

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Salaries and bonus	$94.9	$84.9	11.8%
Deferred compensation award	10.2	—	100.0%
Benefits and other	20.3	29.1	(30.2)%

	$125.4	$114.0	10.0%

Compensation.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, compensation increased $11.4 million, or 10.0%, to $125.4 million. This increase was primarily due to the $10.2 million of cash awards granted to NYSE employees at the time of the merger with Archipelago. Excluding the cash awards compensation increased $1.2 million due to increased salaries offset by decreased benefits associated with changes to the benefit plans.

Market services provided to Regulation.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, market support costs increased $2.1 million, or 1.7%.

Professional services.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, professional services increased $8.1 million to $10.6 million. These costs increased as newly established mandatory regulatory audits commenced during 2006.

Regulation’s other operating expenses, including systems and communications, depreciation and amortization as well as marketing and other expenses were relatively stable period over period.

Regulatory Fine Income

For the year ended December 31, 2006, compared to the year ended December 31, 2005, fine income increased $1.0 million to $36.4 million. Regulatory fines result from actions taken by Regulation in its oversight of Market constituents and accordingly may vary period over period.

Investment and Other Income, Net

The components of investment and other income, net, were as follows:

	Year ended December 31,
Dollars (in Millions)	2006	2005
Investment income, net	$40.7	$34.8
DTCC settlement gain	10.8	—
Other	22.5	12.5

Total	$74.0	$47.3

The increase in investment income, net, is primarily attributable to an increase in the average interest bearing investment portfolio and higher interest rates.

DTCC settlement gain reflects a one-time payment from certain subsidiaries of The Depository Trust & Clearing Corporation (“DTCC”) in connection with the termination of their service agreement with SIAC. NYSE Group’s share (net of minority interest of $3.6 million) of the one-time settlement gain was $7.2 million.

Insurance claims are contingent on various factors and accordingly may vary period to period.

Gain on Sale of Equity Investment

During 2006, NYSE Group sold DTCC shares of common stock it held for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE members in connection with the March 7, 2006 merger of NYSE and Archipelago.

Income Taxes

The consolidated effective tax rate for the year ended December 31, 2006 and 2005 was 36.7% and 53.0%, respectively. The 2005 effective tax rate was significantly higher than the standard rate due to non-deductible merger-related expenses for litigation. The 2006 effective tax rate was lower than the statutory rate primarily as a result of federal and state tax credits.

Year ended December 31, 2005 versus December 31, 2004

The following table sets forth NYSE Group’s consolidated statements of income for the years ended December 31, 2005 and December 31, 2004, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2005, as compared to such item for the year ended December 31, 2004.

	Year Ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Revenues:
Activity assessment	$594.6	$359.8	65.3%
Transaction	145.8	153.6	(5.1)%
Listing	342.7	329.8	3.9%
Market data	178.2	167.6	6.3%
Data processing	182.9	220.2	(16.9)%
Regulatory	132.6	115.2	15.1%
Licensing, facility and other	56.4	59.3	(4.9)%

Total revenues	1,633.2	1,405.5	16.2%
Section 31 fees	(594.6)	(359.8)	65.3%
Merger expenses and exit costs	(26.1)	—	100.0%
Compensation	(516.7)	(529.2)	(2.4)%
Systems and communications	(124.4)	(138.9)	(10.4)%
Professional services	(122.0)	(124.0)	(1.6)%
Depreciation and amortization	(103.4)	(95.7)	8.0%
Occupancy	(69.8)	(67.8)	2.9%
Marketing and other	(68.0)	(84.8)	(19.8)%
Regulatory fine income	35.4	7.6	365.8%

Operating income	43.6	12.9	238.0%
Investment and other income, net	47.3	30.4	55.6%

Income before income tax provision and minority interest	90.9	43.3	109.9%
Income tax provision	(48.1)	(12.1)	297.5%
Minority interest in income of consolidated subsidiary	(2.0)	(1.0)	100.0%

Net income	$40.8	$30.2	35.1%

Consolidated Results

For the year ended December 31, 2005, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $1,038.6 million, $43.6 million and $40.8 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $1,045.7 million, $12.9 million and $30.2 million, respectively.

The $7.1 million decrease in revenues (excluding activity assessment fees), $30.7 million increase in operating income and $10.6 million increase in net income for the period reflect the following principal factors:

Decreased revenues.    The period over period decrease in revenues of $7.1 million was primarily driven by reduced data processing fees partially offset by growth in many key businesses.

Increased operating income.    The period over period increase in operating income of $30.7 million was the result of ongoing cost reduction initiatives offset by merger expense and exit costs from the merger with Archipelago.

Improved net income.    Period over period, net income increased $10.6 million, primarily reflecting cost reduction initiatives.

Market Segment Results—Revenues

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Activity assessment	$594.6	$359.8	65.3%
Transaction	145.8	153.6	(5.1)%
Listing	342.7	329.8	3.9%
Market data	178.2	167.6	6.3%
Data processing	182.9	220.2	(16.9)%
Market services provided to Regulation	123.4	121.5	1.6%
Licensing, facility and other	56.4	59.3	(4.9)%

Total revenues	$1,624.0	$1,411.8	15.0%

Transaction—For the year ended December 31, 2005, compared to the year ended December 31, 2004, transaction fees decreased by $7.8 million, or 5.1%. Although NYSE Group listed average daily volume was up 9.0%, pricing structures in place during 2005 relating to dollar caps inhibited the NYSE Group’s ability to generate revenue growth. Partially offsetting this decline in revenue was an increase in revenue derived from ETF transactions. These revenues increased 136.3% as compared to 2004 as the trading activity increased from 236 million shares during 2004 to 926 million shares for 2005.

Listing—The following table sets forth the revenues from listing fees calculated in accordance with U.S. generally accepted accounting principles (“as reported”) and as would be reported on a basis without giving effect to U.S. generally accepted accounting principles (“billed basis”). NYSE Group believes that the presentation of billed basis revenues, as they relate to original fees, is a good indicator of current listing fee activity as billed basis information excludes the effects of recognizing revenues related to original fees over 10 years.

	Year ended December 31,				Percent Increase (Decrease)
(Dollars in Millions)	2005		2004
	As reported	As billed	As reported	As billed	As reported	As billed
Annual fees	$252.2	$252.2	$241.3	$241.3	4.5%	4.5%
Original fees	90.5	83.9	88.5	79.6	2.3%	5.4%

	$342.7	$336.1	$329.8	$320.9	3.9%	4.8%

For the year ended December 31, 2005, compared to the year ended December 31, 2004, listing fee revenue increased $12.9 million, or 3.9%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original listing fees. For the periods presented, original listing fees were deferred and recognized over an estimated service period of 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $252.2 million on both an as reported and billed basis for the year ended December 31, 2005, compared with $241.3 million on both an as reported and billed basis for the year ended December 31, 2004, an increase of 4.5%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 355 billion to 387 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

For the year ended December 31, 2005, original listing fees amounted to $90.5 million on an as reported basis. On a billed basis, original listing fees totaled $83.9 million for the year ended December 31, 2005, compared with $79.6 million in 2004, a 5.4% increase. Original listings of operating companies, closed-end funds and ETFs increased year over year from 165 to 192, which drove the increase in original fees billed.

Market data—For the year ended December 31, 2005, compared to the year ended December 31, 2004, market data fees increased $10.6 million, or 6.3%. The number of non-professional users increased by 13.4% year over year. The demand for NYSE OpenBook®, NYSE Group’s proprietary data product, continued to increase, as the number of subscribers was 17.5% higher than the same period a year ago causing increased open book revenue of 24.7% to $21.2 million. NYSE Group’s non-recurring revenue of $5.8 million during the year ended December 31, 2005 comprises (i) charges for customers who had previously not reported the appropriate number of professional devices in use and (ii) an allowance for doubtful accounts reduction. In the normal course of business, NYSE Group audits its customers and the number of devices they report (on which it generates its billing) and adjusts its records based on the audit results, if necessary. This can lead to both increases and decreases in current billings. Additionally, NYSE Group’s allowance for doubtful accounts was reduced after a review of its policy for reserving market data revenues, and based on current levels of recoveries and collections, which have improved over the past year. Somewhat offsetting the increase in market information fees was the NYSE’s share of trades decreasing period over period, from 90.6% to 87.5%.

Data processing—For the year ended December 31, 2005, compared to the year ended December 31, 2004, data processing fees decreased $37.3 million, or 16.9%, due to decreases in services provided by SIAC to customers other than the NYSE and lower revenues from the communications services of Sector, Inc.

Market services provided to Regulation—For the year ended December 31, 2005, compared to the year ended December 31, 2004, market services provided to Regulation increased $1.9 million, or 1.6%. These services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions, are provided by Market to support the operations of Regulation.

Licensing, facility and other—For the year ended December 31, 2005, compared to the year ended December 31, 2004, licensing and facility fees decreased $2.9 million, or 4.9%. The decrease was due to fewer electronic access member renewals period over period and lower electronic access member prices.

Regulation Segment Results—Revenues

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Regulatory	$132.6	$115.2	15.1%
Regulatory services provided to Market	119.9	119.5	0.3%

Total revenues	$252.5	$234.7	7.6%

Regulatory Fees—For the year ended December 31, 2005, compared to the year ended December 31, 2004, regulatory fees increased $17.4 million, or 15.1%, to $132.6 million. Member regulation fees drove the increase for the year due to higher reported gross FOCUS revenues ($186.5 billion in 2005 as compared to $145.6 billion in 2004).

Regulatory services provided to Market—For the year ended December 31, 2005, compared to the year ended December 31, 2004, regulatory services provided to Market remained relatively unchanged. These services, which include costs associated with surveillance, examination and enforcement with respect to Market activities, and overseeing compliance by listed companies, are provided by Regulation.

Market Segment Results—Expenses

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Section 31 fees	$594.6	$359.8	65.3%
Merger expenses and exit costs	26.1	—	100.0%
Compensation	402.7	429.9	(6.3)%
Regulatory services provided to Market	119.9	119.5	0.3%
Systems and communications	122.9	130.8	(6.0)%
Professional services	119.5	121.6	(1.7)%
Depreciation and amortization	98.8	92.0	7.4%
Occupancy	59.4	59.3	0.2%
Marketing and other	60.5	77.3	(21.7)%

Total expenses	$1,604.4	$1,390.2	15.4%

Merger expenses and exit costs.    For the year ended December 31, 2005, Market incurred $26.1 million in merger expenses and exit costs consisting of severance and other professional fees related to the merger with Archipelago businesses for which there was no comparison in 2004. These costs included $18.5 million in legal costs, $3.9 million in severance payments and $3.7 million in integration costs.

Market Compensation

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Salaries and bonus	$292.3	$302.6	(3.4)%
Benefits and other	110.4	127.3	(13.3)%

	$402.7	$429.9	(6.3)%

Compensation.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, compensation decreased $27.2 million, or 6.3%. Market headcount decreased from 921 to 871 employees period over period. In addition, certain changes were made to the NYSE Market employee benefit plans during 2005. This was partially offset by average salaries increases of 4.9% and additional incentive awards provided to certain Market employees during 2005.

Regulatory services provided to Market.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, Regulation support costs remained relatively unchanged.

Systems and communications.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, systems related costs decreased $7.9 million, or 6.0%, primarily due to efforts to achieve structural cost effectiveness.

Professional Services.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, professional services decreased $2.1 million, or 1.7%, primarily due to decreased temporary support for trading operations.

Depreciation and Amortization.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, depreciation and amortization increased $6.8 million, or 7.4% reflecting a full year impact of accelerated useful lives implemented during 2004 for certain equipment. Capital expenditures for 2005 were consistent with the 2004 level, including continued investments in technology and infrastructure.

Occupancy.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, occupancy costs were relatively flat year over year, reflecting an increase of $0.1 million to $59.4 million.

Marketing and other.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, marketing and other expenses decreased $16.8 million, or 21.7%. Cost savings initiatives in 2005 led to the reductions, consisting of decreased advertising, travel and entertainment expenses and decreased contributions to various organizations.

Regulation Segment Results—Expenses

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Compensation	$114.0	$99.3	14.8%
Market services provided to Regulation	123.4	121.5	1.6%
Systems and communications	1.4	8.2	(82.9)%
Professional services	2.5	2.4	4.2%
Depreciation and amortization	4.7	3.7	27.0%
Occupancy	10.4	8.5	22.4%
Marketing and other	7.5	7.5	—

Total expenses	$263.9	$251.1	5.1%

Regulation Compensation

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Salaries and bonus	$84.9	$74.8	13.5%
Benefits and other	29.1	24.5	18.8%

	$114.0	$99.3	14.8%

Compensation.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, compensation increased $14.7 million, or 14.8%, to $114.0 million. This is primarily the result from increased headcount to 710 from 656 employees period over period. In addition, average salaries increased 4.9% in 2005.

Market services provided to Regulation.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, market support costs increased $1.9 million, or 1.6%, primarily as a result of allocated systems and communications expenses.

Systems and communications.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, systems and communications decreased $6.8 million, or 82.9%. Starting in 2005, Market incurred systems and communications expenses on behalf of Regulation, which were allocated to Regulation through Market services provided to Regulation.

Depreciation and amortization.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, depreciation and amortization increased $1.0 million, or 27.0% due to increased level of furniture, fixtures and leasehold improvements associated with increased headcount and space.

Occupancy.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, occupancy increased $1.9 million, or 22.4% due to the increase in the amount of space utilized by Regulation.

Regulation’s other operating expenses, including professional services and marketing and other expenses were relatively stable period over period.

Regulatory Fine Income

For the year ended December 31, 2005, compared to the year ended December 31, 2004, fine income increased $27.8 million to $35.4 million. Regulatory fines result from actions taken by Regulation in its oversight of Market constituents and accordingly may vary period over period.

Investment and Other Income, Net

The components of investment and other income, net, were as follows:

	Year ended December 31,
Dollars (in Millions)	2005	2004
Investment income, net	$34.8	$17.2
Other	12.5	13.2

Total	$47.3	$30.4

The increase in investment income, net, was primarily driven by higher investment income due to (i) the effect of a portfolio reallocation initiated in December 2004 to higher yielding and more tax-efficient securities, (ii) a more favorable interest rate environment for investments over the same period in the prior year, and (iii) realized gains on certain investments. Insurance claims are contingent on various factors and accordingly may vary period to period.

Income Taxes

The consolidated effective tax rate for the year ended December 31, 2005 and 2004 was 53.0% and 28.0%, respectively. The year-over-year increase was a result of non-deductible merger-related legal costs and factors impacting the tax provision relating to deferred tax items and other tax credits.

Liquidity and Capital Resources

Historically, NYSE Group’s primary source of liquidity has been cash generated by NYSE Group’s operations, and NYSE Group’s liquidity requirements have been for working capital, capital expenditures and general corporate use.

NYSE Group’s working capital was $610.9 million at December 31, 2006, and capital expenditures equaled $97.8 million for the year ended December 31, 2006. Capital expenditures related primarily to the development and maintenance of corporate and regulatory systems and to trading technology, including expenditures relating to the development and implementation of NYSE Hybrid Market and compliance with Regulation NMS.

Cash and cash equivalents are generated primarily from listing services, sales of market information, collection of activity assessment fees (which are fully remitted to the SEC), data processing services provided by SIAC, collections of regulatory fees, fees generated for trading, and investment income.

At December 31, 2006, NYSE Group had $277.6 million of cash and cash equivalents, an increase of $234.2 million from its cash and cash equivalents at December 31, 2005. Current assets readily convertible into cash include accounts receivable, securities purchased under agreements to resell and marketable securities. These assets totaled $1,036.2 million at December 31, 2006 and, when combined with cash and cash equivalents, represented 91.0% of NYSE Group’s current assets.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of December 31, 2006, NYSE Group did not have any significant restricted cash balance.

With respect to investment activities, the boards of directors of NYSE Group has an approved investment policy for externally managed portfolios. The goal of this policy is to preserve principal, maintain adequate liquidity at all times, fund budgeted operating and capital requirements, and to maximize returns relative to investing guidelines and market conditions. NYSE Group’s current policy prevents it from investing directly in any equity type investment; however, this policy can be modified at the discretion of the chief executive officer and chief financial officer of NYSE Group, based on the delegation of authority by the board of directors. Under NYSE Group’s policy, it may invest only in securities that are rated AA or better by two nationally recognized rating organizations and that are in U.S. dollar denominations.

The average duration of the portfolio must not exceed two years. NYSE Group periodically reviews our respective policies and investment managers. Also included in the investment portfolio are investments which are used to fund non-qualified benefit obligations. The participants of these plans, supplemental executive savings and other deferred compensation plans, are permitted to invest in equity funds.

As of December 31, 2006, NYSE Group had no outstanding short-term or long-term debt. In connection with the exchange offer, NYSE Euronext, as the borrower, and NYSE Group, as the guarantor (until completion of the combination), entered into a €2.5 billion revolving credit bridge facility, on January 5, 2007. NYSE Euronext may only borrow amounts under this bridge facility agreement to fund the cash portion of the consideration being offered to Euronext shareholders in the exchange offer. NYSE Euronext, with NYSE Group as guarantor (until completion of the combination), also intends to enter into a $3.0 billion syndicated revolving credit facility, which is expected to be used primarily as a backstop for a global commercial paper program. The proceeds from the global commercial paper program will be used for general corporate purposes, including repayment of amounts borrowed under the bridge facility and/or the syndicated revolving credit facility. The bridge facility includes and the syndicated revolving credit facility is expected to include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

NYSE Group believes that cash flows from operating activities and financing capabilities along with future cash flows from operations are sufficient to meet the needs of its current operations. If existing cash balances are insufficient, NYSE Group intends to seek additional financing. NYSE Group may not be able to obtain additional financing on acceptable terms or at all.

Net cash provided by operating activities equaled $218.0 million for the year ended December 31, 2006, consisting of net income of $205.0 million and the effects of non-cash items, such as depreciation, which does not adversely affect cash flows.

Net cash provided by investing activities equaled $505.6 million for the year ended December 31, 2006. NYSE Group acquired $218.2 million of cash in connection with the Archipelago merger. Net sales of investment securities and securities purchased under agreements to resell of $410.9 million funded the $409.8 million distribution to NYSE former members.

As part of the merger with Archipelago, NYSE Group’s financing activities included a total cash distribution of $506.2 million (consisting of a $409.8 million cash distribution and a $96.4 million dividend) to the NYSE’s former members during the year ended December 31, 2006.

Summary Disclosures About Contractual Obligations

The table below summarizes NYSE Group’s future minimum lease obligations on its operating and capital leases as of December 31, 2006 (in thousands):

	Payments due by year
	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease obligations	$298,060	$63,903	$50,932	$41,928	$36,967	$23,622	$80,708
Capital lease obligations(1)	17,906	8,722	7,676	1,337	94	77	—

Total	$315,966	$72,625	$58,608	$43,265	$37,061	$23,699	$80,708

(1)	The capital lease payments also include interest payable of approximately $2.5 million.

NYSE Group also has obligations related to the deferred compensation and other post-retirement benefits. The date of payment under these obligations cannot be determined. See notes 11 and 12 to the consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risks of changes in the fair value of financial instruments, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio. As of December 31, 2006, investments consist of fixed income instruments with an average duration of 0.9 years and mutual funds. The portfolio investment objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. These investment securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates would have a material effect on income or cash flows from, or the carrying value of, the investment portfolios as of December 31, 2006.

NYSE Group does not believe that it has material exposure to interest rate or foreign currency risks as of December 31, 2006. As part of the credit facility arrangement with the contemplated merger with Euronext, the commercial paper will be issued in the most cost effective currency. The commercial paper will be monitored for interest and foreign currency risks. Furthermore, NYSE Group has not entered into any derivative contracts to mitigate market, interest rate or foreign currency risks as of December 31, 2006.

Critical Accounting Policies and Estimates

The following provides information about NYSE Group’s critical accounting estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Revenue Recognition

Companies pay listing fees when they initially list on the NYSE or NYSE Arca, Inc. and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca, Inc. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, Inc., such as stock splits, right issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. These fees are recognized on a pro-rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca, Inc. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level that management believes to be sufficient to absorb probable losses in NYSE Group’s accounts receivable portfolio and is assessed periodically by management. Increases in the allowance for doubtful accounts are charged against operating results and it is decreased by the amount of charge-offs, net of recoveries. The allowance is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known, NYSE Group records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. Accounts with outstanding balances in excess of 60 to 90 days are reviewed monthly to make changes to the allowance as appropriate.

Income Taxes

NYSE Group records income taxes using the asset and liability method, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NYSE Group is subject to numerous domestic jurisdictions primarily based on our operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in NYSE Group’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on NYSE Group’s financial position or results of operations.

Pension and Other Post-Retirement Employee Benefits (OPEB)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively “benefit plans”) to recognize the funded status of their benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial condition, and provide additional disclosures. On December 31, 2006, NYSE Group adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on NYSE Group’s financial condition at December 31, 2006 has been included in the consolidated financial statements.

Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Group’s pension and other postretirement obligations and future expense.

Goodwill and Other Intangible Assets

NYSE Group reviews the carrying value of goodwill for impairment at least annually based upon estimated fair value of NYSE Group’s reporting units. Should the review indicate that goodwill is impaired, NYSE Group’s goodwill would be reduced by the difference between the carrying value of goodwill and its fair value.

NYSE Group reviews the useful life of its indefinite-lived intangible assets to determine whether events of circumstances continue to support the indefinite useful life. In addition, the carrying value of NYSE Group’s other intangible assets is reviewed by NYSE Group on at least an annual basis for impairment based upon the estimated fair value of the asset.

NYSE Group performed its annual impairment tests as of December 31, 2006, which indicated that no impairment charge was required for goodwill, indefinite-lived intangible assets or intangible assets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of assets is provided for using the straight-line method of depreciation over the estimated useful lives of the assets, which range from 2 to 15 years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

NYSE Group accounts for software development costs under AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and other related guidance. NYSE Group expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software’s estimated useful life, generally three years.

Stock-Based Compensation

NYSE Group adopted SFAS 123R, “Share-Based Payment,” during the first quarter of 2006. SFAS 123R required that compensation expense associated with share-based payment transactions be recognized in financial statements. SFAS 123R also required that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow.

Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards.

Recent Accounting Pronouncements

Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses how a reporting company accounts for all tax positions including the uncertain tax positions reflected or expected to be reflected in the company’s past or future tax returns. The interpretation also requires the company to recognize interest and penalties associated with the uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact that the implementation of FIN 48 will have on our financial condition, results of operations and cash flows.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years ending after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning-of-year retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108.

Prior to 2006, NYSE relied on license holders (former members) to self-report transaction volume and remit payment for the related transaction fees on a one-month lag. Starting in December 2006, NYSE Group commenced billing license holders for trading activity brought to the floor of the NYSE. As a result, NYSE Group eliminated the one-month lag in recognizing NYSE related transaction revenues. However, instead of recording both the self-reported November transaction fees and the accrued December transaction fees in the December 2006 results of operations (which would have resulted in reporting 13 months of transaction fee revenue in fiscal 2006), NYSE Group elected to increase its January 1, 2006, retained earnings by approximately $6.6 million, which corresponds to the impact of the thirteenth month of transaction fee revenues, net of related income taxes.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of the fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that the implementation of SFAS 157 will have on our financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NYSE Group, Inc.

In our opinion, the accompanying consolidated statements of financial condition and related statements of income, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of NYSE Group, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2007

NYSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except per Share Data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$277,648	$43,492
Securities purchased under agreements to resell	20,009	127,888
Investment securities, at fair value	681,467	980,591
Accounts receivable, net	334,690	184,185
Deferred income taxes	107,814	91,919
Other assets	21,440	36,142

Total current assets	1,443,068	1,464,217

Property and equipment, net	378,128	343,534
Goodwill	535,906	—
Other intangible assets, net	584,041	—
Deferred income taxes	365,632	290,145
Other assets	158,767	106,249

Total assets	$3,465,542	$2,204,145

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$399,395	$322,263
Section 31 fees payable	250,449	232,146
Deferred revenue	113,881	105,313
Deferred income taxes	68,468	25,238

Total current liabilities	832,193	684,960

Accrued employee benefits	354,447	323,373
Deferred revenue	322,222	329,197
Deferred income taxes	264,973	9,289
Other liabilities	22,688	23,037

Total liabilities	1,796,523	1,369,856
Minority interest	—	35,164
Commitments and contingencies

Stockholders’ equity:
Members equity	—	807,781
Common stock, $0.01 par value, 400,000 shares authorized; 157,972 and 0 shares issued; 156,327 and 0 shares outstanding	1,579	—
Common stock held in treasury, at cost: 1,645 shares and 0 shares	(65,569)	—
Additional paid-in capital	1,555,018	—
Retained earnings	182,943	—
Accumulated other comprehensive loss	(4,952)	(8,656)

Total stockholders’ equity	1,669,019	799,125

Total liabilities and stockholders’ equity	$3,465,542	$2,204,145

The accompanying notes are an integral part of these consolidated financial statements.

NYSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except per Share Data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Activity assessment	$673,177	$594,555	$359,755
Transaction	675,900	145,828	153,562
Listing	356,091	342,718	329,798
Market data	222,484	178,169	167,590
Data processing	137,088	182,966	220,241
Regulatory	184,194	132,576	115,209
Licensing, facility and other	127,016	56,361	59,309

Total revenues	2,375,950	1,633,173	1,405,464
Section 31 fees	(673,177)	(594,555)	(359,755)
Merger expenses and exit costs	(54,485)	(26,128)	—
Compensation	(558,357)	(516,718)	(529,205)
Liquidity payments	(264,927)	—	—
Routing and clearing	(74,403)	—	—
Systems and communication	(119,618)	(124,341)	(138,918)
Professional services	(110,399)	(121,977)	(123,977)
Depreciation and amortization	(135,797)	(103,430)	(95,720)
Occupancy	(84,945)	(69,798)	(67,745)
Marketing and other	(102,770)	(68,041)	(84,787)
Regulatory fine income	36,392	35,374	7,578

Operating income	233,464	43,559	12,935
Investment and other income, net	73,983	47,320	30,363
Gain on sale of equity investment	20,925	—	—

Income before income tax provision and minority interest	328,372	90,879	43,298
Income tax provision	(120,566)	(48,158)	(12,143)
Minority interest in income of consolidated subsidiary	(2,829)	(1,972)	(992)

Net income	$204,977	$40,749	$30,163

Basic earnings per share	$1.38	$0.35	$0.26
Diluted earnings per share	$1.36	$0.35	$0.26

Basic weighted average shares outstanding	149,062	115,699 (a)	115,699 (a)
Diluted weighted average shares outstanding	150,175	115,699 (a)	115,699 (a)

(a)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members. See Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

NYSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In Thousands)

	Members’ Equity	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
		Shares	Par Value
Balance as of December 31, 2003	$736,869	—	$—	$—	$—	$—	$(8,516)	$728,353
Net income	30,163	—	—	—	—	—	—	30,163	$30,163
Other comprehensive income	—	—	—	—	—	—
Change in unrealized gain (losses) on available for securities, net of tax of $2,896	—	—	—	—	—	—	4,133	4,133	4,133
Change in minimum pension liability, net of tax of $3,856	—	—	—	—	—	—	4,819	4,819	4,819

Comprehensive income									$39,115

Balance as of December 31, 2004	767,032	—	—	—	—	—	436	767,468
Net income	40,749	—	—	—	—	—	—	40,749	$40,749
Other comprehensive income
Change in unrealized gain (losses) on available for securities, net of tax of $(1,597)							(3,168)	(3,168)	(3,168)
Change in minimum pension liability, net of tax of $(3,305)							(5,924)	(5,924)	(5,924)

Comprehensive income	—	—	—	—	—	—			$31,657

Balance as of December 31, 2005	807,781	—	—	—	—	—	(8,656)	799,125
SAB 108 adjustment	—	—	—	—	—	6,605	—	6,605
Net income for the period from January 1 to March 7, 2006	28,639	—	—	—	—	—	—	28,639	$28,639
Other comprehensive income, net of tax of $812 for the period from January 1 to March 7, 2006	—	—	—	—	—	—	1,275	1,275	1,275
Members’ distribution	(409,800)	—	—	—	—	—	—	(409,800)
Members’ dividend	(96,400)	—	—	—	—	—	—	(96,400)
Exchange of NYSE membership interest	(330,220)	109,522	1,095	—	329,125	—	—	—
Merger with Archipelago	—	47,625	476	(65,569)	1,150,206	—	—	1,085,113
Employee stock transactions	—	825	8	—	75,687	—	—	75,695
Net income for the period from March 8 to December 31, 2006	—	—	—	—	—	176,338	—	176,338	176,338
Initial adoption of FAS 158, net of tax of $(3,975)							(4,929)	(4,929)	—
Other comprehensive income,
Change in unrealized gain (losses) on available for securities, net of tax of $1,987 for the period from March 8 to December 31, 2006							3,122	3,122	3,122
Change in minimum pension liability, net of tax of $2,699							4,236	4,236	4,236

Comprehensive income	—	—	—	—	—	—	—	—	$213,610

Balance as of December 31, 2006	$—	157,972	$1,579	$(65,569)	$1,555,018	$182,943	$(4,952)	$1,669,019

The accompanying notes are an integral part of these consolidated financial statements.

NYSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$204,977	$40,749	$30,163

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,797	103,430	95,720
Minority interest	2,829	1,958	1,754
Deferred income taxes	(17,453)	(1,536)	2,344
Provision for doubtful accounts	4,423	(18)	(171)
Stock based compensation	53,302	—	—
Gain on sale of equity investment	(20,925)	—	—
Other non-cash items	10,230	2,133	4,543

Change in operating assets and liabilities:
Accounts receivable, net	(71,086)	(54,320)	28,336
Other assets	(54,057)	(18,669)	(15,873)
Accounts payable, accrued expenses and Section 31 fees payable	(52,943)	189,209	(47,335)
Deferred revenue	(8,053)	(6,577)	(8,903)
Accrued employee benefits	30,930	8,129	(26,694)

Net cash provided by operating activities	217,971	264,488	63,884

Cash flows from investing activities:
Cash acquired in Archipelago merger	218,201	—	—
Sales of investment securities	10,851,453	8,848,412	6,601,436
Purchases of investment securities	(10,548,480)	(8,892,246)	(6,634,541)
Net sales (purchases) of securities purchased under agreements to resell	107,879	(72,679)	66,711
Purchases of property and equipment	(97,783)	(105,673)	(84,546)
Purchases of equity investments and businesses	(51,472)	(10)	(68)
Sales of equity investments and businesses	25,784	—	—

Net cash provided by (used in) investing activities	505,582	(222,196)	(51,008)

Cash flows from financing activities:
Distribution to former Members	(409,800)	—	—
Dividend to former Members	(96,400)	—	—
Employee stock transactions	24,675	—	—
Principal payment of capital lease obligations	(7,872)	(14,256)	(8,424)

Net cash used in financing activities	(489,397)	(14,256)	(8,424)

Net increase in cash and cash equivalents	234,156	28,036	4,452
Cash and cash equivalents at beginning of year	43,492	15,456	11,004

Cash and cash equivalents at end of year	$277,648	$43,492	$15,456

Supplemental disclosures:
Cash paid for income taxes	$125,937	$56,985	$12,000
Cash paid for interest	2,509	5,382	2,896

Non-cash investing and financing activities:
Exchange of NYSE membership interest	$330,220	—	—
Merger with Archipelago	$1,085,113	—	—
Capital lease obligations	$5,014	$14,422	$13,193

The accompanying notes are an integral part of these consolidated financial statements.

NYSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Basis of Presentation

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

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in the Securities Industry Automation Corporation (“SIAC”) previously held by American Stock Exchange LLC (“AMEX”), as a result of which, NYSE Group now fully owns SIAC. Prior to November 1, 2006, NYSE owned two-thirds of SIAC and reported SIAC’s financial results on a consolidated basis. SIAC provides critical automation and communications services to the NYSE, AMEX and other organizations to support order processing, trading and the reporting of market information, among other functions. SIAC also provides system support for certain national market system functions and for important regulatory and administrative activities. In addition, SIAC provides telecommunication and managed services through its wholly owned subsidiary, Sector, Inc. (“Sector”), to subscribers primarily in the securities industry.

NYSE Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), to the NYSE and to NYSE Arca. On November 28, 2006, NYSE Group and NASD announced the signing of a letter of intent to consolidate their member regulation operations into a new self regulatory organization that will be the private sector regulator for all securities brokers and dealers doing business with the public in the United States. The transaction is expected to close in the second quarter of 2007.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could be materially different from these estimates. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The accompanying consolidated financial statements include the accounts of NYSE Group and all of its subsidiaries. All material intercompany transactions have been eliminated in consolidation. Minority interest in the consolidated statements of income represents AMEX’s share of the income or loss of SIAC prior to NYSE Group’s purchase of the remaining one-third ownership stake on November 1, 2006.

Note 2—Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are composed of cash and highly liquid investments with an original maturity of three months or less.

Revenue Recognition

On the NYSE, transaction fees are paid by member organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on the NYSE, and the fees vary, based on the size and type of trade that is consummated. On NYSE Arca, trading fees are charged to customers for trade execution of equity securities and equity options. Both the NYSE and NYSE Arca earn transaction fees for customer orders of equity securities matched internally, as well as for customer orders routed out. In addition, NYSE Arca earns transaction fees for customer orders of equity options traded or cleared through NYSE Arca. As of December 31, 2006, all transaction fees are accrued and recognized as earned.

Companies pay listing fees when they initially list on the NYSE or NYSE Arca and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, such as stock splits, right issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. These fees are recognized on a pro-rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Data processing fees represent revenue generated by SIAC, other than from NYSE Group (fees charged to NYSE Group are eliminated in consolidation), for communication services, data processing operations and systems development functions. SIAC generally operates on a cost recovery model driven by its customers’ demands. Under this model, any increase or decrease in SIAC’s operating expenses results in a corresponding change in its revenues. In addition, SIAC earns revenues from its subsidiary, Sector, which offers an array of communications and data processing services, primarily to the broker-dealer community. Sector’s customers are billed at competitive rates for the services provided. These fees are accrued and recognized as services are rendered.

NYSE Group collects market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues generated by coordinated market data distribution (net of and administration costs) are distributed to participating markets on the basis of their respective number of trades. Last sale prices and quotes in NYSE-listed securities are disseminated through Tape A, which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from Tape B and Tape C, which represents data related to trading of certain securities (including ETFs) that are listed on the AMEX, other regional exchanges and Nasdaq. These revenues are influenced by demand for the data by professional and non-professional subscribers, as well as the NYSE Group’s share of trades. In addition, NYSE Group receives fees for television broadcasts, vendor access and other usage fees related to per quote or per trade data. NYSE Group proprietary products make available market data covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets. These fees are accrued and recognized as services are rendered.

Regulatory fees principally comprise member firm regulation fees and market surveillance fees collected by NYSE Group. Member firm regulation fees are based on member organizations’ gross revenues, as reported in their FOCUS filing with the NYSE, and assessed on a six-month lag. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor. These fees are recognized ratably over the period to which they apply.

Licensing, facility and other fees primarily include (i) trading licenses for 2006 based on a modified Dutch auction which resulted in an annualized price of $49,290 per license; (ii) “Specialist Trading Privilege Fee”

which specialists were charged an annual fee per symbol traded (such fee was discontinued effective November 30, 2006); (iii) floor brokers charges for each booth occupied on the trading floor and services provided on the trading floor and; (iv) other services provided to specialists, brokers and clerks physically located on the NYSE floor or the NYSE Arca options floor that enable them to engage in the purchase and sale of securities on the respective trading floors. Licensing fees are recognized on a pro-rata basis over the calendar year. All other fees are accrued and recognized when services are rendered.

Securities Purchased under Agreements to Resell

NYSE Group invests funds in overnight reverse repurchase agreements, which provide for the delivery of cash in exchange for securities having a market value of approximately 102% of the amount of the agreements. Independent custodians take possession of the securities in the name of NYSE Group. Overnight reverse repurchase agreements are recorded at trade date at the contractual amount and totaled $20.0 million and $127.9 million at December 31, 2006 and 2005, respectively.

Investment Securities

NYSE Group’s investment securities are classified as available-for-sale securities and are carried at fair value as of trade date with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Interest income on investment securities, including amortization of premiums and accretion of discounts, is accrued and recognized over the life of the investment. The specific identification method is used to determine realized gains and losses on sales of investment securities, which are reported in investment and other income, net, in the consolidated statements of income.

NYSE Group regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If events and circumstances indicate that a decline in the value of the assets has occurred and is deemed to be other-than-temporary, the carrying value of the security is reduced to its fair value and a corresponding impairment is charged to earnings. As of December 31, 2006, no unrealized losses were considered other-than-temporary.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level that management believes to be sufficient to absorb probable losses in NYSE Group’s accounts receivable portfolio and is modified by management from time to time. Increases in the allowance for doubtful accounts are charged against operating results and it is decreased by the amount of charge-offs, net of recoveries. The allowance is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known, the NYSE records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. Accounts with outstanding balances in excess of 60 days are reviewed to make changes to the allowance as appropriate.

The concentration of risk on accounts receivable is mitigated by the large number of entities comprising NYSE Group’s customer base. The following is a summary of the allowance for doubtful accounts, utilization and additional provisions (in thousands):

	2006	2005
Beginning balance	$7,884	$14,277
Additions
Charges to income	4,457	(18)
Archipelago merger	1,398	—
Deductions
Write-offs	(614)	(6,375)

Ending balance	$13,125	$7,884

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of assets is provided using the straight-line method of depreciation over the estimated useful lives of the assets, which range from 2 to 15 years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

NYSE Group accounts for software development costs under AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and other related guidance. NYSE Group expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software’s estimated useful life, generally three years.

Expenditures for repairs and maintenance are charged to operations in the period incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the accounts upon disposal and any gain or loss is reflected in operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. NYSE Group performs an annual impairment test as of December 31 for goodwill and indefinite-lived intangible assets.

Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test, NYSE Group utilized its reportable segments as reporting units. The carrying value of the reporting unit is compared to the fair value of the reporting unit to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

Intangible assets, net, are amortized on a straight-line basis over their estimated useful lives. Intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. The carrying value of indefinite-lived intangible assets is compared to the fair value to determine if there is impairment. If the carrying value amount of an indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized based on the excess.

The annual impairment tests indicated that no impairment charge was required as of December 31, 2006.

Activity Assessment Fees and Section 31 Fees

NYSE Group pays SEC fees pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations clearing or settling trades on the NYSE and NYSE Arca and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Group’s net income

Accrued Employee Benefits

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other

Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively “benefit plans”) to recognize the funded status of their benefit plans in the statement of financial condition, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, NYSE Group adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on NYSE Group’s financial condition at December 31, 2006 has been included in the consolidated financial statements. See also note 11.

Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. Actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Group’s pension and other postretirement obligations and future expense.

Stock-Based Compensation

NYSE Group adopted SFAS 123R, “Share-Based Payment,” during the first quarter of 2006. SFAS 123R requires that compensation expense associated with share-based payment transactions be recognized in financial statements. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow.

Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards.

Comprehensive Income

Other comprehensive income includes changes in unrealized gains and losses on investment securities classified as available-for-sale and the difference in the projected benefit obligation and the accumulated benefit obligation associated with benefit plan liabilities, net of tax.

Income Taxes

NYSE Group records income taxes using the asset and liability method, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NYSE Group is subject to numerous domestic jurisdictions primarily based on its operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in NYSE Group’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on NYSE Group’s financial position or results of operations.

Estimated Fair Value of Financial Instruments

Management estimates that the fair value of financial instruments recognized in the consolidated statements of financial condition (including cash and cash equivalents, securities purchased under agreements to resell, investment securities, receivables, accounts payable and accrued expenses and accrued employee benefits) approximates their fair value due to the short-term nature of these assets and liabilities.

Marketing and Advertising

Marketing costs consist of advertising costs and promotional items. Advertising costs include certain costs of production, which are expensed at the time of first showing. The costs of communicating advertising are expensed over the period of the communication.

Recent Accounting Pronouncements

Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses how a reporting company accounts for all tax positions including the uncertain tax positions reflected or expected to be reflected in the company’s future tax returns. The interpretation also requires the company to recognize interest and penalties associated with the uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact that the implementation of FIN 48 will have on NYSE Group’s financial condition, results of operations and cash flows.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years ending after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning-of-year retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108.

Prior to 2006, NYSE relied on license holders (former members) to self-report transaction volume and remit payment for the related transaction fees on a one-month lag. Starting in December 2006, NYSE Group commenced billing license holders for trading activity brought to the floor of the NYSE. As a result, NYSE Group eliminated the one-month lag in recognizing NYSE related transaction revenues. However, instead of recording both the self-reported November transaction fees and the accrued December transaction fees in the December 2006 results of operations (which would have resulted in reporting thirteen months of transaction fee revenue in fiscal 2006), NYSE Group elected to increase its January 1, 2006 retained earnings by approximately $6.6 million, which corresponds to the impact of the thirteenth month of transaction fee revenues, net of related income taxes.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of the fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the potential impact that the implementation of SFAS 157 will have on NYSE Group’s financial condition, results of operations and cash flows.

Note 3—Acquisitions

Archipelago Holdings, Inc.

On March 7, 2006, Archipelago and the NYSE combined their businesses and became wholly owned subsidiaries of NYSE Group, a newly created, for profit and publicly traded holding company. Through the merger, NYSE Group intends to continue to grow market position in trading volume and enhance the trading technology of both the NYSE and NYSE Arca. Together, the NYSE and NYSE Arca provide a full-service market that offers customers a choice of products and appeals to all types of investors.

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

On March 7, 2006: (i) each share of the issued and outstanding shares of Archipelago’s common stock was converted automatically into the right to receive one share of NYSE Group common stock; (ii) all outstanding stock options of Archipelago, whether vested or unvested, was converted into options to purchase an equivalent number of shares of NYSE Group common stock; and (iii) all outstanding restricted stock units of Archipelago were converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) received by Archipelago stockholders equaled approximately 30% of the issued and outstanding shares of NYSE Group common stock, or approximately 46.0 million shares.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Archipelago net assets as of the merger date as follows (in thousands):

Historical cost of net assets acquired	$458,290
Elimination of Archipelago’s historical goodwill and intangibles	(240,095)
Adjustment to fair value of property and equipment	17,000
Deferred tax impact of purchase accounting adjustments	(233,531)
Fair value of identifiable intangible assets	584,500
Other	(6,035)
Goodwill	530,406

Total purchase price	$1,110,535

The allocation of the purchase price to Archipelago assets and liabilities are only preliminary allocations based on estimates of fair values and will change when estimates are finalized. Therefore, the information above is subject to change pending the final allocation of purchase price. NYSE Group does not expect any of the goodwill to be deductible for tax purposes.

During 2005, NYSE Group adopted a plan to eliminate employee positions. As a result of this decision, NYSE Group recorded a $3.9 million charge consisting of severance and related costs during 2005. For the year ended December 31, 2006, NYSE Group recorded a $35.3 million charge due to additional positions (including approximately 480 employees) being eliminated as a result of our continued integration efforts and cost containment initiatives. The following is a summary of the severance charges (excluding curtailment losses for pension, Supplemental Executive Retirement Plan—“SERP” and other post retirement benefits. See note 11), utilization of the accrual and remaining accrual at the end of the respective periods (in thousands):

	Year ended December 31,
	2006	2005
Beginning balance	$3,804	$—
Employee severance and related benefits	24,389	3,910
Severance and benefit payments	(11,582)	(106)

Ending Balance	$16,611	$3,804

These severance charges are included in merger expenses and exit costs in the consolidated statements of income. Based on current severance dates and the accrued severance at December 31, 2006, NYSE Group expects to pay these amounts through December 31, 2007.

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

Pro Forma Results

The following table provides pro forma results of operations as if (i) the acquisition of PCX by Archipelago, (ii) the disposition of Wave Securities by Archipelago, and (iii) the merger between Archipelago and the NYSE had been completed at the beginning of the earliest period presented (in thousands, except per share data):

	Year ended December 31,
	2006	2005
Revenues	$2,519,934	$2,337,425
Net income	270,325	89,960
Basic earnings per share	$1.73	$0.59
Diluted earnings per share	$1.72	$0.58

Pro forma results do not include any anticipated cost savings or other effects of the integration of the NYSE and Archipelago’s businesses.

Other Transactions

Purchase of Minority Interest in SIAC

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in the SIAC previously held by AMEX for approximately $40.3 million, as a result of which, NYSE Group now fully owns

SIAC. In connection with the purchase, the SIAC facilities management agreement (under which SIAC had previously provided technology services to the NYSE and AMEX) was terminated, and SIAC agreed to provide substantially reduced services to AMEX, as a customer, under a new service agreement.

MatchPoint Trading, Inc.

On July 17, 2006, NYSE Group acquired MatchPoint Trading, Inc. (“Matchpoint”), a financial services technology company specializing in call market trading and technologies.

Marco Polo Network Inc.

On September 18, 2006, NYSE Group announced that it had acquired an equity stake in Marco Polo Network Inc. (“Marco Polo”). Through its local exchange and brokerage relationships, Marco Polo offers intra-market connectivity and routing to brokers and exchanges in more than 40 emerging markets.

Note 4—Merger with Euronext N.V.

On May 22, 2006, NYSE Group proposed a business combination with Euronext to create NYSE Euronext. Euronext is a cross-border exchange providing international services for regulated cash markets and derivative markets in Belgium, France, the United Kingdom, the Netherlands and Portugal. Both parties signed a definitive combination agreement on June 1, 2006, which was amended and restated on November 24, 2006. The combination is expected to close on or about April 4, 2007.

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

As soon as possible after the completion of the exchange offer and the merger, NYSE Euronext intends to effectuate a post-closing reorganization of Euronext and its subsidiaries that is intended to result in Euronext becoming a wholly owned subsidiary of NYSE Euronext. In the post-closing reorganization, Euronext shareholders who did not exchange their Euronext shares in the exchange offer will generally receive the same consideration that they would have received had they tendered their Euronext shares in the exchange offer and not made either the cash election or the stock election: that is €21.32 in cash and 0.98 of a share of NYSE Euronext common stock per Euronext share.

Note 5—Segment Reporting

Subsequent to the merger between the NYSE and Archipelago and the minority interest purchase of SIAC, NYSE Group operates under two reportable segments: Market and Regulation. NYSE Group’s segments are managed and operated as two business units and organized based on services provided to customers.

Market represents primarily the fees earned from: (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc.; (ii) providing access to trade execution; (iii) distributing market information to data subscribers; (iv) issuing trading licenses (previously membership fees) and (v) via SIAC providing communication and data processing operations.

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

Summarized financial data concerning the NYSE Group’s reportable segments is as follows (in thousands):

	Market	Regulation	Corporate Items and Eliminations	Consolidated
2006
Revenues	$2,317,270	$312,115	$(253,435)	$2,375,950
Operating income	170,739	62,725	—	233,464
Total assets	3,331,985	178,659	(45,102)	3,465,542
Purchases of property and equipment	97,619	164	—	97,783

2005
Revenues	$1,623,978	$252,463	$(243,268)	$1,633,173
Operating income	19,589	23,970	—	43,559
Total assets	2,100,723	139,821	(36,399)	2,204,145
Purchases of property and equipment	100,945	4,728	—	105,673

2004
Revenues	$1,411,708	$234,743	$(240,987)	$1,405,464
Operating income (loss)	21,619	(8,684)	—	12,935
Total assets	1,929,988	79,761	(27,498)	1,982,251
Purchases of property and equipment	82,293	2,253	—	84,546

Revenues are generated primarily in the United States of America. All of NYSE Group’s long-lived assets are located in the United States of America. For the years ended December 31, 2006, 2005 and 2004, no individual customer accounted for 10% or more of NYSE Group’s revenues.

Note 6—Goodwill and Other Intangible Assets

The following table presents the details of the acquired intangible assets and goodwill from the merger with Archipelago and minority interest purchase of SIAC, all of which is included in the Market operating segment (in thousands):

	Estimated Fair Value	Accumulated Amortization	Useful Life (in years)
Asset class:
National securities exchange registration	$511,000	—	Indefinite
Customer relationships	35,494	1,463	10-20
Trade names	39,741	1,621	20

Total intangibles	$586,235	$3,084

Goodwill	$535,906

For the year ended December 31, 2006, amortization expense for the intangible assets was approximately $3.1 million.

The estimated future amortization expense of purchased intangible assets as of December 31, 2006 is as follows (in thousands):

Year ending December 31,
2007	$3,801
2008	3,801
2009	3,801
2010	3,801
2011	3,801
Thereafter	53,146

Total	$72,151

Note 7—Stock Based Compensation

Effective March 8, 2006, NYSE Group adopted the NYSE Group, Inc. Stock Incentive Plan (the “Plan”) and converted three Archipelago long-term incentive plans. As part of the merger with Archipelago, 0.2 million shares underlying restricted stock units granted to former Archipelago directors, officers and employees and 2.6 million shares underlying stock options granted to former Archipelago, officers and employees were converted to restricted stock and stock options, respectively, of NYSE Group. Stock options granted generally vest and become exercisable over a period of three or four years, and generally have a ten-year expiration.

On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to NYSE employees and certain SIAC employees under the Plan. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date. Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards. As of December 31, 2006, employees of NYSE Group held approximately 1.6 million stock options with a weighted average exercise price of $14.10 (1.3 million of which were exercisable at a weighted average exercise price of $14.29) and 1.3 million (including 0.6 million vested units that will not be delivered until March 2009) restricted stock units. As of December 31, 2006, the total aggregate intrinsic value of stock options outstanding and exercisable was $132.8 million and $105.4 million, respectively.

For the year ended December 31, 2006, NYSE Group recorded $53.3 million of stock based compensation expense. As of December 31, 2006, there was approximately $14.6 million of total unrecognized compensation cost related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years.

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

A summary of the stock option activity under the Plan is as follows (number of stock options in thousands):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	—
Awards converted from Archipelago	2,550	$13.53
Awards granted	—	—
Awards exercised	(952)	$12.57
Awards expired/ cancelled	—	—

Outstanding at end of period	1,598	$14.10

Additional information regarding stock options outstanding as of December 31, 2006 is as follows (number of stock options in thousands):

	Outstanding			Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.91	29	6.6	$4.91	29	$4.91
$6.26	26	6.6	6.26	26	6.26
$11.50	515	7.6	11.50	359	11.50
$13.41	638	6.9	13.41	515	13.41
$19.30	153	8.2	19.30	105	19.30
$20.25	237	3.7	20.25	237	20.25

	1,598	6.8	$14.10	1,271	$14.29

A summary of the restricted stock unit activity under the Plan is as follows (stock units in thousands):

Number of RSUs
Outstanding at beginning of year	—
Awards converted from Archipelago	125
Awards granted	1,212
Cancelled	(55)
Vested	(694)

Outstanding at end of period	588

Weighted average fair value per share for RSUs granted during period	$64.50

Note 8—Related Party Transactions

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

On March 28, 2006, NYSE Group sold its shares of DTCC common stock, which represented approximately 28% of DTCC’s common stock, for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain that was included in gain on sale of equity investment in the consolidated statement of income for the year ended December 31, 2006. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of the NYSE and Archipelago. As of December 31, 2006, NYSE Group still owns 50% of the outstanding preferred stock of DTCC.

During 2006, NYSE Group recorded a $7.2 million (net of minority interest of $3.6 million) gain for a one-time payment received from certain DTCC subsidiaries in connection with the termination of their service agreement with SIAC, which is included in investment and other income, net, in the consolidated statements of income.

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

The following revenues have been derived from AMEX and DTCC (in thousands):

	Year ended December 31,
	2006	2005	2004
AMEX	$52,632	$71,366	$79,529
DTCC	11,849	32,399	59,497

These revenues are included in data processing in the consolidated statements of income.

While not related parties, NYSE Group earns fees from and enters into business relationships with listed companies, license holders (former member firms) and specialist firms. In management’s opinion, all transactions are made at prevailing rates, terms and conditions, do not involve more than the normal risk of collectibility or present other favorable or unfavorable features.

Note 9—Investment Securities at Fair Value

A summary of available-for-sale investments is as follows (in thousands):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. Government and Agency	$30,325	—	18	$30,307
Municipal Bonds	277,112	26	1,971	275,167
Mutual Funds	245,187	18,960	—	264,147
Corporate Bonds	80,557	9	6	80,560
Collateralized Mortgage Obligations	13,514	15	19	13,510
Asset Backed Securities	17,656	11	2	17,665
Other	104	7	—	111

	$664,455	$19,028	$2,016	$681,467

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
U.S. Government and Agency	$70,125	$103	$342	$69,886
Municipal Bonds	403,495	—	3,079	400,416
Mutual Funds	132,818	11,472	707	143,583
Certificates of Deposit	10,560	—	—	10,560
Corporate Bonds	197,055	16	25	197,046
Collateralized Mortgage Obligations	72,228	21	323	71,926
Equity Funds	4,973	1,704	210	6,467
Asset Backed Securities	63,852	12	124	63,740
Mortgage Backed	17,110	36	179	16,967

	$972,216	$13,364	$4,989	$980,591

The contractual maturities of fixed income securities at December 31, 2006 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$254,470	$254,228
Due after one year through five years	180,421	179,450
Due after five years through ten years	4,077	3,965
Due over ten years	86,037	85,408

	$525,005	$523,051

In 2006, NYSE Group realized proceeds from the sale of securities of $10.9 billion with gross realized gains for the year amounting to $0.9 million and gross realized losses of $1.9 million. In 2005, NYSE Group realized proceeds from the sale of securities of $8.8 billion, with gross realized gains for the year amounting to $8.5 million and gross realized losses amounting to $4.5 million. At the time of sale, any gain or losses calculated by the specific identification method are recognized in investment and other income, net.

The following table shows the fair value of our available-for-sale investments in a continuous unrealized loss position, aggregated by length of time and investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2006
U.S. Government and Agency	$1,837	$10	$3,186	$8	$5,023	$18
Municipal Bonds	48,415	232	136,250	1,739	184,665	1,971
Corporate Bonds	—	—	17,858	6	17,858	6
Collateralized Mortgage Obligation	—	—	3,389	19	3,389	19
Asset Backed	—	—	1,573	2	1,573	2

	$50,252	$242	$162,256	$1,774	$212,508	$2,016

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2005
U.S. Government and Agency	$32,857	$114	$22,796	$228	$55,653	$342
Municipal Bonds	23,219	155	193,726	2,924	216,945	3,079
Mutual Funds	20,107	707	—	—	20,107	707
Corporate Bonds	—	—	21,755	25	21,755	25
Collateralized Mortgage Obligation	—	—	31,851	323	31,851	323
Equity Funds	4,973	210	—	—	4,973	210
Asset Backed	—	—	30,686	124	30,686	124
Mortgage Backed	—	—	13,092	179	13,092	179

	$81,156	$1,186	$313,906	$3,803	$395,062	$4,989

NYSE Group’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. NYSE Group has the ability and intent to hold these securities until their full cost is recovered. Therefore, NYSE Group does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2006.

Note 10—Income Taxes

The income tax provisions consisted of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$117,656	$34,663	$3,929
State and local	26,842	7,827	(1,153)

Deferred:
Federal	(16,991)	6,772	8,426
State and local	(6,941)	(1,104)	941

Total	$120,566	$48,158	$12,143

Deferred tax asset and liability balances consisted of the following (in thousands):

	December 31,
	2006	2005
Current deferred tax arising from:
Deferred revenue	$39,812	$38,561
Merger expenses and exit costs	7,999	—
Deferred compensation	45,032	36,376
Allowance for doubtful accounts and other	14,971	16,982

Current deferred assets	107,814	91,919
Software capitalization	26,162	9,827
Pension	23,927	13,171
Depreciation and other	18,379	2,240

Current deferred liabilities	$68,468	$25,238

	December 31,
	2006	2005
Non-current deferred tax arising from:
Deferred revenue	$144,670	$148,138
Depreciation	49,277	22,321
Stock based compensation	24,864	—
Deferred compensation	132,171	104,865
Net operating loss	8,883	—
Allowance for doubtful accounts and other	5,767	14,821

Non- current deferred assets	365,632	290,145
Intangible assets	241,034	—
Software capitalization	15,471	9,289
Pension and other	8,468	—

Non- current deferred liabilities	$264,973	$9,289

As part of the merger with Archipelago, NYSE Group recorded approximately $25.6 million of net operating losses (“NOL”) for Federal and State tax purposes, which will begin to expire in 2021. A valuation allowance was recorded against approximately $1.2 million tax effect of certain NOL as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining deferred tax assets based on management’s belief that it is more likely than not that such assets will be realized.

Tax benefits of $21.9 million associated with the exercise of stock options and vesting of restricted stock units were recorded in additional paid in capital for the year ended December 31, 2006.

The reconciliation between the statutory and effective tax rates is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes (net of federal benefit)	3.9	5.3	(1.5)
Tax credits	(0.5)	—	—
Insurance proceeds	(1.1)	—	(4.8)
Non-deductible merger expenses	0.8	7.1	—
Deferred asset write-down	—	9.9	—
Non-taxable interest income	(1.4)	(4.0)	—
Other	—	(0.3)	(0.7)

	36.7%	53.0%	28.0%

Note 11—Employee Benefit Plans

Defined Benefit Pension Plans

The NYSE and SIAC maintain separate qualified defined benefit pension plans covering substantially all of their employees. Effective March 31, 2006, the future benefit accrual of all active participants in the pension plans was frozen. Retirement benefits are derived from a formula, which is based on length of service and compensation. The NYSE and SIAC fund pension costs to the extent such costs may be deducted for income tax purposes. There were no additional contributions made to the NYSE pension plan during 2006 and a $10.0 million contribution was made in 2005. SIAC did not make a contribution to its pension plan for 2006 and contributed $2.3 million in 2005. Currently, the NYSE and SIAC do not anticipate additional funding to the pension plans for 2007.

The NYSE bases its investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and the business and financial characteristics of the NYSE. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of the NYSE plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintains an asset level sufficient to meet all benefit obligations of the plan. SIAC’s investment policy is to actively manage certain asset classes where potential exists to outperform the broader market. Both plan’s investment objective is a weighted average target asset allocation of 65% equity and 35% fixed income and cash equivalents. The pension plan’s weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	2006		2005
Asset Category	NYSE	SIAC	NYSE	SIAC
Short-Term Investments	1%	1%	1%	1%
Equities	75%	66%	68%	65%
Fixed income	24%	33%	31%	34%

The costs of the plans in 2006 and 2005 have been determined in accordance with FAS 87. The measurement date for the plans is December 31, 2006 and 2005. The following table provides a summary of the changes in the plan’s benefit obligations and the fair value of assets for December 31, 2006 and 2005 and a statement of funded status of the plans as of December 31, 2006 and 2005:

	Pension Plans
	2006		2005
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC
Change in benefit obligation:
Benefit obligation at beginning of year	$397,235	$220,733	$396,964	$249,542
Service cost	2,643	2,193	13,184	11,013
Interest cost	21,933	12,093	22,529	13,904
Curtailment loss (gain)	1,713	5,928	(39,575)	(52,419)
Plan amendments	—	—	—	127
Benefits paid	(18,708)	(10,863)	(15,988)	(11,580)
Actuarial (gain) loss	(19,112)	(16,160)	20,121	10,146

Benefit obligation at year end	385,704	213,924	397,235	220,733

Change in plan assets:
Fair value of plan assets at beginning of year	406,273	232,053	386,802	226,901
Actual return on plan assets	52,384	31,031	26,384	14,481
Company contributions	—	—	10,000	2,251
Benefit paid	(18,708)	(10,863)	(15,988)	(11,580)
Administrative expenses	(1,067)	—	(925)	—

Fair value of plan assets at end of year	438,882	252,221	406,273	232,053
Funded status	53,178	38,297	9,038	11,320
Accumulated benefit obligation	$385,704	$213,924	$392,276	$220,733

The components of pension expense/(benefit) are set forth below:

	Pension Plan
	2006		2005		2004
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Service cost	$2,643	$2,193	$13,184	$11,013	$13,201	$10,431
Interest cost	21,933	12,093	22,529	13,904	21,149	12,841
Amortization of prior service cost	39	—	980	182	1,043	181
Estimated return on plan assets	(32,060)	(18,028)	(30,026)	(16,848)	(27,249)	(15,161)
Recognized actuarial loss	—	82	477	3,020	—	2,099
Curtailment	5,879	5,124	5,671	2,459	—	1,852
Special termination benefits	—	—	—	—	—	5,749

Aggregate pension (benefit) expense	$(1,566)	$1,464	$12,815	$13,730	$8,144	$17,992

The following table shows the payments projected based on actuarial assumptions (Dollars in Thousands):

Pension Plan Payment Projections	NYSE	SIAC
2007	$19,227	$10,684
2008	19,934	10,655
2009	20,676	10,572
2010	21,134	10,640
2011	21,844	10,733
2012-2016	121,455	60,183

Supplemental Executive Retirement Plans

The NYSE and SIAC also maintain a nonqualified supplemental executive retirement plan, which provides supplemental retirement benefits for certain employees. Effective March 31, 2006, the future benefit accrual of all active participants in the SERP plans was frozen. To provide for the future payments of these benefits, the NYSE and SIAC has purchased insurance on the lives of the participants through company-owned policies. At December 31, 2006 and 2005, the cash surrender value of such policies was $33.1 million and $30.4 million, respectively, and is included in other non-current assets. SIAC also maintains equity and fixed income mutual funds for the purpose of providing for future payments of SERP. At December 31, 2006 and 2005, the fair value of these assets was $69.2 million and $62.4 million, respectively, and is included in investment securities, at fair value. Currently, the NYSE and SIAC do not anticipate additional funding of the nonqualified plan.

The following table provides a summary of the changes in the SERP benefit obligations for December 31, 2006 and 2005:

	SERP Plans
	2006		2005
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC
Change in benefit obligation:
Benefit obligation at beginning of year	$61,225	$28,226	$64,015	$28,262
Service cost	538	135	1,804	919
Interest cost	2,958	1,533	3,513	1,687
Plan amendments	—	—	—	1,522
Curtailments	1,587	—	(5,975)	(1,583)
Settlements	—	—	—	469
Benefits paid	(5,122)	(1,645)	(2,874)	(4,417)
Actuarial loss (gain)	(7,078)	(211)	742	1,367

Funded status	54,108	28,038	61,225	28,226
Accumulated benefit obligation	$54,108	$28,038	$61,221	$28,226

The components of SERP expense/(benefit) are set forth below (Dollars in Thousands):

	2006		2005		2004
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Service cost	$538	$135	$1,804	$919	$2,164	$1,122
Interest cost	2,957	1,533	3,513	1,687	5,561	1,747
Amortization of prior service cost	(306)	—	(1,225)	736	1,356	654
Recognized actuarial (gain) or loss	609	137	1,542	205	3,184	345
Additional (gain) or loss recognized due to:
Settlement	—	251	—	394	3,082	1,198
Curtailment	1,587	—	(10,152)	3,544	(906)	—

Aggregate SERP expense (benefit)	$5,385	$2,056	$(4,518)	$7,485	$14,441	$5,066

The following table show the payments projected based on the actuarial assumptions (Dollars in Thousands):

SERP Plan Payment Projections	NYSE	SIAC
2007	$3,941	$3,334
2008	3,244	2,004
2009	5,442	1,663
2010	3,587	1,625
2011	4,037	1,747
2012-2016	29,905	9,490

Pension and SERP Plan Assumptions

The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension / SERP cost are set forth below:

	2006			2005
	NYSE		SIAC	NYSE	SIAC
Discount rate (Pension / SERP)	6.00%	/ 5.75%	6.00% / 5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.00%		8.00%	8.00%	8.00%
Rate of compensation increase	4.00%		4.00%	4.00%	4.50%

To develop the expected long-term rate of return on assets assumption, both the NYSE and SIAC considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio. The assumed discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate was determined by considering the average of pension yield curves constructed on a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to yield curves.

Postretirement Benefit Plans

In addition, the NYSE and SIAC maintain defined benefit plans to provide certain health care and life insurance benefits (the “Plans”) for eligible retired employees. These Plans, which may be modified in accordance with their terms, cover substantially all employees. These Plans are measured on December 31 annually. Effective March 31, 2006, these Plans were frozen for most participants.

The net periodic postretirement benefit cost for the NYSE was $11.3 million and $14.6 million for the years ended December 31, 2006 and 2005, respectively. SIAC’s benefit cost was $5.6 million in 2006 and $7.8 million in 2005. The Plans are unfunded. Currently, management does not expect to fund the Plans.

The following table shows actuarial determined benefit obligation, benefits paid during the year and the accrued benefit cost for the year:

	2006		2005
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC
Benefit obligation at the end of year	$144,667	$59,680	$145,310	$64,800
Benefits paid	5,958	2,761	6,174	2,448
Accrued benefit cost	119,779	43,460	114,511	40,013
Additional (gain) or loss recognized due to:
Curtailment	3,421	554	$—	51
Discount rate as of December 31,	6.00%	6.00%	5.50%	5.50%

The following table shows the payments projected based on actuarial assumptions (Dollars in Thousands):

Payment Projections	NYSE	SIAC
2007	$7,034	$3,573
2008	7,445	3,775
2009	8,005	3,944
2010	8,335	4,104
2011	8,879	4,184
2012-2016	51,882	22,897

For measurement purposes, the NYSE and SIAC assumed a 9% annual rate of increase in the per capita cost of covered health care benefits in 2006 which will decrease on a graduated basis to 5 – 5.5% in the year 2014 and thereafter.

The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates:

Assumed Health Care Cost Trend Rate

	NYSE		SIAC
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect of postretirement benefit obligation	$18,685	$15,460	$9,270	$7,514
Effect on total of service and interest cost components	1,781	1,488	813	649

Reduction in Force

In 2006, NYSE Group recorded a $10.9 million curtailment loss associated with the elimination of approximately 480 positions, which affected both the NYSE and SIAC plans. The curtailment charge is included in merger expenses and exit costs in the consolidated statement of income for the year ended December 31, 2006.

Adoption of SFAS 158

On December 31, 2006, NYSE Group adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required NYSE Group to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension and SERP plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior services costs, and unrecognized transition obligation remaining from the initial adopting of SFAS 87, all of which were previously netted against the pension and SERP plans funded status in NYSE Group’s statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to NYSE Group’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods are not recognized as net periodic pension cost in the same periods and will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on NYSE Group’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on NYSE Group’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect NYSE Group’s operating results in future periods. Had NYSE Group not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum pension liability pursuant to SFAS 87. The effect of recognizing the additional minimum liability is included in the table below:

	At December 31, 2006
Balance Sheet Category	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As Reported
Other assets	$126,562	$32,205	$158,767
Accrued employee benefits	313,337	41,110	354,447
Deferred income taxes—asset	89,396	18,418	107,814
Deferred income taxes—liability	250,530	14,443	264,973
Accumulated other comprehensive income/ (loss)	(23)	(4,929)	(4,952)

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $0.3 million ($0.2 million net of tax), unrecognized prior service costs gain of $21.4 million ($11.8 million net of tax) and unrecognized actuarial losses of $42.3 million ($23.3 million net of tax). The amount of transition obligation, prior service cost, and actuarial loss included in accumulated other comprehensive income which are expected to be recognized in net periodic pension cost during the year ended December 31, 2007 are $0.0 million, $3.3 million gain ($1.8 million net of tax), and $3.3 million loss ($1.8 net million of tax), respectively.

Note 12—Other Employee Benefit Plans

Effective April 1, 2006, NYSE Group employees became eligible to receive benefits from a new employer-funded defined contribution Retirement Benefit Accumulation Plan (“RBAP”). RBAP expense incurred for year ended December 31, 2006 was $8.8 million.

The NYSE maintains savings plans for which most employees are eligible to contribute a part of their salary within legal limits. The NYSE matches an amount equal to 100% of the first 6% of eligible contributions. The NYSE also provides benefits under a Supplemental Executive Savings Plan to which eligible employees may also contribute and receive an appropriate company match. SIAC maintains similar though separate plans. Savings plans expense was $19.5 million, $20.3 million and $18.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in accrued employee benefits payable was $62.0 million and $65.5 million at December 31, 2006 and 2005, respectively, related to these plans.

The NYSE has a Capital Accumulation Plan (CAP) for designated senior executives. During 2004, this plan terminated and no further awards will be granted. Existing awards will continue to vest. Historically under the CAP, each year, participating executives were credited with an amount based upon a percentage of their annual Incentive Compensation Plan award. These awards vest, for each executive, between the ages of 50 to 60 (depending on the date of grant awarded), and are transferred into a separately managed account as they vest.

Unvested CAP amounts earn interest based upon the 10-year Treasury bond rate as of December 31 of the prior year. Participants may elect to receive their vested account balances in a lump sum distribution or annual installments following termination of employment. Included in accrued employee benefits at December 31, 2006 and 2005 is $7.6 million and $10.0 million respectively, related to this plan.

Note 13—Earnings per Share

Historically, the weighted average number of shares was adjusted to reflect the merger with Archipelago giving retroactive effect to the issuance of 84,699 shares of common stock to each former member, corresponding to the maximum number of shares issuable to a member under the stock election provision.

The following is a reconciliation of the basic and diluted earnings per share computations (in thousands, except per share data):

	2006	2005	2004
Net income for basic and diluted earnings per share	$204,977	$40,749	$30,163

Shares of common and common stock equivalents:
Weighted average shares used in basic computation	149,062	115,699	115,699
Dilutive effect of: Employee stock options and restricted stock units	1,113	—	—

Weighted average shares used in diluted computation	150,175	115,699	115,699

Basic earnings per share	$1.38	$0.35	$0.26

Diluted earnings per share	$1.36	$0.35	$0.26

As of December 31, 2006, 1.3 million restricted stock units and stock options to purchase 1.6 million shares of common stock were outstanding. For the years ended December 31, 2005 and 2004, there were no options or restricted stock units outstanding. There were no securities excluded from the computation of diluted earnings per share for the year ended December 31, 2006 because all outstanding stock options and restricted stock were considered dilutive.

Note 14—Commitments and Contingencies

Legal Matters

The following is a summary of significant legal matters as of December 31, 2006:

In re NYSE Specialists Securities Litigation

On December 16, 2003, the California Public Employees’ Retirement System (“CalPERS”) filed a purported class action complaint in the U.S. District Court for the Southern District of New York against NYSE, NYSE specialist firms, and others, alleging various violations of the Exchange Act and breaches of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003. The court consolidated CalPERS’ suit with three other purported class actions and one other non-class action suit into an action entitled In re NYSE Specialists Securities Litigation. The court also appointed CalPERS and Empire Programs, Inc. as co-lead plaintiffs.

Plaintiffs filed a consolidated complaint on September 16, 2004. The consolidated complaint asserts claims for alleged violations of Sections 6(b), 10(b) and 20(a) of the Exchange Act, and alleges that, with the NYSE’s knowledge and active participation, the specialist firms engaged in manipulative, self-dealing and deceptive conduct, including interpositioning, front-running and “freezing” the specialist’s book and falsifying trading records to conceal their misconduct. Plaintiffs also claim that the NYSE constrained its regulatory activities in order to receive substantial fees from the specialist firms based on their profits, which “caused investors to purchase or sell shares on the NYSE at distorted and manipulated prices, enriching Defendants and damaging Plaintiffs and the Class.” The consolidated complaint also alleges that certain generalized NYSE statements concerning the operation of its market were rendered false and misleading by the NYSE’s non-disclosure of its alleged failure to properly regulate specialists, and that the NYSE was motivated to participate in or permit the specialist firms’ alleged improper trading in order to maintain or enhance its fee revenues and the compensation of its executives, including its former chairman and chief executive officer Richard A. Grasso. The consolidated complaint seeks unspecified compensatory damages against defendants, jointly and severally.

On November 16, 2004, the specialist firms and the NYSE filed motions to dismiss the complaint. On December 12, 2005, the court issued an order granting the NYSE’s motion and dismissing all of the claims against it with prejudice, and granting in part and denying in part the specialist defendants’ motion to dismiss. On February 17, 2006, the court entered a final judgment in favor of the NYSE. Plaintiffs appealed the judgment to the U.S. Court of Appeals for the Second Circuit. The Court of Appeals heard oral argument on the appeal on February 26, 2007, but has not rendered a decision.

Papyrus Patent Infringement Litigation

On January 27, 2004, Papyrus Technology Corporation filed a complaint in the U.S. District Court for the Southern District of New York against the NYSE, alleging that the NYSE’s Wireless Data System and Broker Booth Support System infringe patents allegedly issued to Papyrus, and that the NYSE breached a license agreement with Papyrus. The NYSE answered the complaint, asserting affirmative defenses and a counterclaim against Papyrus. Discovery has been completed. It is anticipated that the parties will file motions for summary judgment on at least some of the claims. The court has not set a trial date.

Grasso Litigation

On May 24, 2004, the New York Attorney General filed a lawsuit in New York Supreme Court against NYSE’s former chairman and chief executive officer, Richard A. Grasso, former NYSE Director Kenneth Langone and the NYSE. The complaint alleges six causes of action against Mr. Grasso, including breach of fiduciary duty under the New York Not-for-Profit Corporation Law and unjust enrichment. Among other things, the suit seeks:

•

imposition of a constructive trust for the NYSE’s benefit on all compensation received by Mr. Grasso that was not reasonable and commensurate with services rendered, pursuant to provisions of the New York Not-for-Profit Corporation Law “in an amount to be determined at trial”;

•	a judgment directing Mr. Grasso to return payments made by the NYSE that were unlawful under the New York Not-for-Profit Corporation Law “in an amount to be determined at trial”; and

•	restitution of all amounts that Mr. Grasso received that lacked adequate NYSE board approval because the board’s approval was based on inaccurate, incomplete or misleading information.

The New York Attorney General further seeks a declaration by the court that any obligation to make future payments to Mr. Grasso by the NYSE lacking the required board approval is void. In addition to the claims against Mr. Grasso, the complaint asserts a single cause of action against Mr. Langone for breach of his fiduciary duty under the New York Not-for-Profit Corporation Law and a single cause of action against the NYSE seeking a declaratory judgment that the NYSE made unlawful, ultra vires payments to Mr. Grasso, and an injunction requiring the NYSE to adopt and implement safeguards to ensure that future compensation complies with the New York Not-for-Profit Corporation Law. In its answer to the complaint, the NYSE asserted several complete defenses.

In his answer, Mr. Grasso denied the New York Attorney General’s allegations of wrongdoing and asserted various defenses. In addition, Mr. Grasso asserted claims against the NYSE and its then Chairman John S. Reed, including claims that: (1) the NYSE terminated Mr. Grasso without cause in September 2003; (2) the NYSE breached his 1999 and 2003 employment agreements; and (3) the NYSE and Mr. Reed defamed him. Mr. Grasso has not claimed with specificity the amount of damages that he seeks in the litigation. In his pleadings, he seeks at least $50 million in compensatory damages for the NYSE’s alleged breaches of the agreements (an expert witness retained by Mr. Grasso has estimated these damages to be approximately $95 million). In addition, Mr. Grasso seeks damages for alleged injury to his reputation and mental anguish and suffering, and punitive damages against Mr. Reed and the NYSE.

Mr. Grasso subsequently asserted third-party claims against former NYSE Director H. Carl McCall for negligence, negligent misrepresentation and contribution and moved to dismiss four of the six causes of action alleged by the New York Attorney General. The court denied Mr. Grasso’s motion to dismiss, and Mr. Grasso appealed that decision.

During 2006, the parties completed discovery and filed various motions for summary judgment on which the court ruled. Among other things, the court: (1) denied Mr. Langone’s motion for summary judgment dismissing the New York Attorney General’s claim against him; (2) granted Mr. McCall’s motion for summary judgment dismissing the third-party claims asserted against him by Mr. Grasso; (3) granted the summary judgment motions of the NYSE and Mr. Reed dismissing all of Mr. Grasso’s crossclaims against them; (4) granted in part the New York Attorney General’s motion for partial summary judgment in his favor on certain claims asserted against Mr. Grasso; and (5) denied Mr. Grasso’s motion for summary judgment in his favor on three of the six causes of action asserted against him by the New York Attorney General. In addition, the court partially granted the motion of Mr. Grasso and Mr. Langone for summary judgment dismissing the single claim asserted against the NYSE by the New York Attorney General. The court dismissed the claim against the NYSE to the extent it seeks injunctive relief; to the extent it seeks declaratory relief, the claim survives.

In granting in part the New York Attorney General’s motion for partial summary judgment against Mr. Grasso, the court found that Mr. Grasso breached his fiduciary duties to the NYSE and that certain payments made to Mr. Grasso were unlawful and must be returned to the NYSE. The court also ordered the New York Attorney General to provide an accounting of the amount of compensation Mr. Grasso should disgorge pursuant to the court’s partial summary judgment ruling. On November 2, 2006, the New York Attorney General filed an accounting stating that Mr. Grasso must disgorge approximately $112.2 million.

In addition to the above decisions, the court ruled that the New York Attorney General’s claim against Mr. Grasso for restitution and imposition of a constructive trust is an equitable claim that must be tried to the court rather than to a jury, and denied a motion by Mr. Grasso to reassign the case to a different judge for all further proceedings.

The parties have appealed several of the court’s orders to the Appellate Division of the New York Supreme Court, which has not ruled on the appeals yet. Fully briefed appeals currently awaiting decision by the Appellate Division include Mr. Grasso’s appeals from: (1) the court’s March 2006 order denying his motion to dismiss four of the six claims asserted against him; (2) the court’s August 2006 order granting the New York Attorney General’s request to bifurcate the equitable claims against Mr. Grasso and permit a bench trial of those claims; (3) the court’s September 2006 order denying his request for reassignment of the case to a different judge; and (4) various aspects of the court’s October 2006 order that, among other things, dismissed his claims against the NYSE and Mr. Reed and granted in part the New York Attorney General’s motion for summary judgment on certain claims against him. Also awaiting appellate decision is Mr. Langone’s appeal of the court’s denial of his motion for summary judgment. In addition, Mr. Grasso has appealed the August 2006 order dismissing Mr. Grasso’s third party claims against Mr. McCall, but that appeal is not yet fully briefed. The Appellate Division has granted a stay of the trial and of the accounting proceeding pending its decision on Mr. Grasso’s fully briefed appeals.

In December 2003, the law firm of Winston & Strawn LLP provided the NYSE (which had engaged the firm to investigate certain matters relating to Mr. Grasso’s compensation and the process by which that compensation was determined) a report (the “Webb Report”) that stated that the total amount of excessive compensation and benefits actually received by Mr. Grasso was within the range of approximately $113 million to $125 million (including both deferred and non-deferred compensation and benefits paid to Mr. Grasso). The specific amounts of compensation and benefits that should be repaid by Mr. Grasso will be determined in the course of the above litigation. If the New York Attorney General ultimately prevails on all of his claims, the court may order Mr. Grasso to return to the NYSE portions of his compensation and benefits determined to be unreasonable or improperly awarded and declare that the alleged obligation of the NYSE to make further payments is void. At December 31, 2003, the NYSE accrued compensation expense amounting to $36.0 million related to Mr. Grasso. This accrual, which remains current, reflects management’s interpretation of the provisions contained in the most recent employment agreement, which provides terms outlining certain payments to which Mr. Grasso could be entitled upon ceasing employment with the NYSE, if that agreement is found to be valid and the payments were deemed to be allowable and appropriate under the law.

The ultimate outcome of the above litigations cannot reasonably be determined at this time.

NYSE/Archipelago Merger-Related Litigation

On July 12, 2005, Allison L. Wey filed a complaint in New York Supreme Court against the NYSE and the chief executive officer of the NYSE, John A. Thain, alleging causes of action for fraud, negligent misrepresentation and breach of fiduciary duty, and seeking unspecified compensatory damages. Ms. Wey, a former NYSE member, alleges that in connection with the sale of her NYSE membership on March 21, 2005, she relied to her detriment on statements that Mr. Thain allegedly made to certain NYSE members on February 15, 2005 regarding the NYSE’s intention to “go public.” The NYSE and Mr. Thain believe that the claims are without merit. In January 2007, the NYSE and Mr. Thain filed motions for (1) summary judgment seeking dismissal of the complaint; and (2) an order limiting the evidence plaintiff may present at trial in support of her theory of damages. The court has not ruled on defendants’ motions; trial currently is scheduled for September 2007.

On March 2 and 15, 2006, respectively, Janet Hyman and Sylvia Lief, former NYSE members, filed separate complaints in New York Supreme Court against the NYSE and Mr. Thain. The complaints sought compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose the NYSE’s merger discussions with Archipelago prior to the sale of plaintiffs’ NYSE memberships in early March 2005.

Plaintiffs filed amended complaints on June 13, 2006, and a third former member, D. Paul Rittmaster, filed a complaint on June 22, 2006, asserting the same causes of action alleged in the plaintiffs’ amended complaints. In January 2007, the court entered an order granting in part and denying in part defendants’ motion to dismiss the three amended complaints. The court dismissed plaintiffs’ negligence claims and one of two claims for breach of fiduciary duty but permitted plaintiffs to proceed on the remaining breach of fiduciary duty claim. The NYSE and Mr. Thain have appealed that portion of the court’s order that declined to dismiss the remaining breach of fiduciary duty claim.

On February 23, 2007, Peter K. Donohue, as executor and on behalf of the Estate of Peter W. Donohue, which sold its NYSE membership in February 2005, filed a lawsuit asserting causes of action similar to those asserted in the above matters. Counsel for Mr. Donohue has stated an intention to file a similar lawsuit on behalf of at least one other seller of an NYSE membership in 2005.

Employment-Related Litigation

On April 20, 2006, Graciela DaSilva, Vjoca Selmanovic and Robin Max Morris filed a complaint in the U.S. District Court for the Southern District of New York against NYSE Group, Building Maintenance Service, LLC (“BMS”) and five unnamed corporations, seeking compensatory and punitive damages for alleged gender discrimination and retaliation in violation of federal and local laws. Plaintiff DaSilva currently is employed as a porter by NYSE Group; Morris previously was employed by the NYSE as a supervisor of porters. Selmanovic previously was employed as a porter by BMS, a cleaning service contractor. On May 24, 2006, NYSE Group filed an answer to the complaint in which it denied allegations of wrongdoing and asserted various defenses.

Listing Claim Letter

On September 7, 2005, the NYSE postponed commencement of trading of the stock of Life Sciences Research (“LSR”) on the NYSE. On or about April 5, 2006, NYSE Group received a letter from counsel for LSR enclosing a draft complaint alleging breach of alleged agreements with LSR, including to list LSR stock, and seeking specific performance, damages, and other relief. The letter expressed LSR’s interest in resolving the matter without litigation. In connection with LSR’s listing on NYSE Arca on December 22, 2006, LSR and NYSE entered a settlement agreement under which LSR released NYSE from all claims relating to the 2005 postponement of trading of LSR’s stock on the NYSE.

NYSE Group is defending a number of other actions, the ultimate outcome of which cannot reasonably be determined at this time. In the opinion of management and legal counsel, the aggregate of all possible losses from all such other actions should not have a material adverse effect on the consolidated financial condition or results of operations of NYSE Group.

Commitments

NYSE Group leases office space under non-cancelable operating leases and equipment that expire at various dates through 2019. Rental expense under these leases, included in the consolidated statements of income in both Occupancy and Systems and Related Support, totaled $75.8 million, $77.3 million and $77.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Operating Leases (in thousands)

Year	Office Space	Equipment	Total
2007	$43,756	$20,147	$63,903
2008	42,164	8,768	50,932
2009	39,175	2,753	41,928
2010	36,175	792	36,967
2011	23,622	—	23,622
2012-Thereafter	80,708	—	80,708

	$265,600	$32,460	$298,060

Capital Leases

NYSE Group is party to several capital leases for certain equipment, which expire at various dates through 2011. Minimum rental commitments under capital leases at December 31, 2006 were as follows (in thousands):

Year
2007	$8,722
2008	7,676
2009	1,337
2010	94
2011	77

Total future minimum lease payments	17,906
Less—amount representing interest	(2,507)

Present value of net minimum lease payments (including $8,134 due within one year classified as current)	$15,399

NYSE Group has accumulated excess activity assessment fees, which amount to approximately $15.7 million as December 31, 2006. NYSE Group has discussed these issues with the SEC Market Regulation Division, SROs, member organizations and others in the securities industry who have had the same or similar issues and it plans to work with industry participants and the SEC to review and determine a satisfactory resolution of this matter with the consideration of all stakeholders involved. Management has accrued the full amount of the excess because it believes that it is probable that there will be an arrangement pursuant to which the entire amount will be used for a public purpose.

In the normal course of business, NYSE Group may enter into contracts that require it to make certain representations and warranties and which provide for general indemnifications. Based upon past experience, NYSE Group expects the risk of loss under these indemnification provisions to be remote. However, given that these would involve future claims against NYSE Group that have not yet been made, NYSE Group’s potential exposure under these arrangements is unknown. NYSE Group also has obligations related to deferred compensation and other post-retirement benefits. The date of the payment under these obligations cannot be determined.

Note 15—Detail of Certain Balance Sheet Accounts

Property and equipment—Components of property and equipment were as follows (in thousands):

	December 31,
	2006	2005
Land, buildings and building improvements	$250,562	$254,004
Leasehold improvements	173,546	154,242
Computers and equipment, including capital leases of $51,573 and $45,109	477,049	421,472
Software, including software development costs	154,309	98,556
Furniture and fixtures	34,592	36,158

	1,090,058	964,432
Less: accumulated depreciation and amortization, including $38,746 and $30,094, respectively, for capital leases	(711,930)	(620,898)

	$378,128	$343,534

The NYSE capitalized software development costs of approximately $41.9 million and $33.6 million in 2006 and 2005, respectively. Unamortized capitalized software development costs of $58.2 million and $42.5 million as of December 31, 2006 and 2005, respectively, are included in the net book value of property and equipment.

Accounts payable and accrued expenses—Components of accounts payable and accrued expenses were as follows (in thousands):

	December 31,
	2006	2005
Trade payables	$95,309	$127,989
Accrued compensation	193,989	134,679
Other accrued expenses	110,097	59,595

	$399,395	$322,263

Deferred revenue—Components of deferred revenue were as follows (in thousands):

	December 31,
	2006	2005
Listing fees—original	$406,198	$414,887
Registered representative and maintenance fee	10,234	10,180
License fees	12,560	100
Other	7,111	9,343

Total deferred revenue	$436,103	$434,510

The long term portion of the deferred revenue balance represents deferred original listing fees, which is a component of the Market segment. The current portion of the deferred revenue balances will be realized within the following reportable segments (in thousands):

	December 31,
	2006	2005
Market	$102,355	$91,475
Regulation	11,526	13,838

Total	$113,881	$105,313

Note 16—Subsequent Events

In connection with the combination of NYSE Group and Euronext, NYSE Euronext, as the borrower, and NYSE Group, as the guarantor until the completion of the merger with Euronext, entered into a 2.5 billion Euros revolving credit bridge facility on January 5, 2007. The bridge facility has been established to enable the acquisition of the Euronext shares in the exchange offer. NYSE Euronext, with NYSE Group as guarantor (until completion of the combination), also intends to enter into a $3.0 billion syndicated revolving credit facility, which is expected to be used primarily as a backstop for a global commercial paper program. The proceeds from the global commercial paper program will be used for general corporate purposes, including repayment of amounts borrowed under the bridge facility and/or the syndicated revolving credit facility. The bridge facility includes and the syndicated revolving credit facility is expected to include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

On January 8, 2007, NYSE Group acquired TransactTools Inc., a company that provides enterprise messaging solutions for the securities trading industry.

On January 10, 2007, NYSE Group announced that it had signed a definitive agreement to acquire a 5% equity position in the Mumbai-based National Stock Exchange of India Limited (“NSE”), the maximum investment permitted by any foreign investor in a stock exchange under the securities regulations of India. NYSE Group will purchase the shares of NSE for $115.0 million in cash from a consortium of selling shareholders. The closing of the transaction is expected to take place during the first quarter of 2007, subject to obtaining certain approvals from various government agencies in India.

On January 31, 2007, NYSE Group and Tokyo Stock Exchange (“TSE”) signed a letter of intent that establishes a strategic alliance between the two world financial market leaders to jointly develop and explore new opportunities in trading systems and technology, investor and issuer services, investment products, and governance and regulation.

Supplemental Financial Information

Quarterly Financial Data (unaudited)

The following represents NYSE Group’s unaudited quarterly results for the years ended December 31, 2006 and 2005. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Total revenues	$454,936	$659,540	$602,937	$658,537
Operating income	12,869	84,027	85,411	51,157
Net income	30,348	61,173	67,965	45,491
Earnings per share:
Basic	$0.24	$0.39	$0.43	$0.29
Diluted	$0.24	$0.39	$0.43	$0.29

2005
Total revenues	$350,497	$404,811	$452,403	$425,462
Operating income (loss)	33,691	8,706	23,533	(22,372)
Net income (loss)	26,019	12,986	22,000	(20,257)
Earnings per share:
Basic	$0.22	$0.11	$0.19	$(0.18)
Diluted	$0.22	$0.11	$0.19	$(0.18)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of NYSE Group management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, these disclosure controls and procedures were effective. No changes occurred during the quarter ended December 31, 2006 in our internal controls over financial reporting (as defined in Rule 13a-15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of NYSE Group, Inc.

Each of our directors is expected to serve as a director of NYSE Euronext following the closing of our combination with Euronext until the first annual meeting of stockholders. Pursuant to the Combination Agreement, each of our directors will be renominated to serve as directors of NYSE Euronext at such annual meeting. Thereafter, directors will serve one-year terms.

Set forth below are the name, age, principal occupation and certain biographical information for our directors as of March 20, 2007.

Marshall N. Carter, 66

Mr. Carter has been the chairman of the NYSE Group board of directors since April 6, 2005 and director since December 1, 2005. Mr. Carter became a director of the NYSE in November 2003 and was elected chairman of the board of directors in April 2005. Mr. Carter is the former chairman of and chief executive officer of the State Street Bank and Trust Company, and of its holding company, State Street Corporation, where he served from 1992 until his retirement in 2001. He joined State Street in July 1991, as president and chief operating officer, and became chief executive officer in 1992 and chairman in 1993. Mr. Carter is not on the board of any public company other than NYSE Group.

John A. Thain, 51

Mr. Thain has been a director of NYSE Group since June 22, 2005, and its chief executive officer since December 1, 2005. Mr. Thain joined the NYSE on January 15, 2004, serving as chief executive officer and a director. Previously, Mr. Thain was with The Goldman Sachs Group, Inc., serving as president and chief operating officer since July 2003 and president and co-chief operating officer from May 1999 through June 2003. He was also a member of The Goldman Sachs Group, Inc. board between 1998 and 2003. Mr. Thain is not on the board of any public company other than NYSE Group.

Ellyn L. Brown, 58

Ms. Brown has been a director of NYSE Group since December 1, 2005 and also served as a director of the NYSE from April 2005 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Ms. Brown is also a director of NYSE Regulation. Since 1996, she has been president of Brown & Associates, a corporate law and consulting firm that specializes in operations, compliance and governance services for financial services industry clients. She teaches investment adviser and broker-dealer law at Villanova University Law School. Ms. Brown was Maryland Securities Commissioner from 1987-1992 and a member of the board of the National Association of Securities Dealers Regulation, Inc. from 1996-1999. She has been appointed a trustee of the Financial Accounting Foundation, the overview board of the Financial Accounting Standards Board. She also served on the board of the Certified Financial Planner Board of Standards, the standard-setting body for the CFP credential, from 2000 to 2004.

William E. Ford, 45

Mr. Ford has been a director of NYSE Group since December 1, 2005 and served as a director of Archipelago from November 2003 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Mr. Ford is chief executive officer and a managing director of General Atlantic LLC, a global private equity firm that provides capital for innovative companies where information technology or intellectual property is a key driver of growth. Mr. Ford has been with General Atlantic LLC since 1991. Investment entities affiliated with General Atlantic LLC own approximately 5.3% of NYSE Group’s currently outstanding common stock. Mr. Ford also serves as a director of NYMEX Holdings, Inc. and Computershare Limited.

Shirley Ann Jackson, 59

Dr. Jackson has been a director of NYSE Group since December 1, 2005 and also served as a director of the NYSE from November 2003 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Dr. Jackson is also the chairperson of the board of directors of NYSE Regulation. Dr. Jackson has been president of Rensselaer Polytechnic Institute since 1999. From 1995 to 1999, she was chairman of the U.S. Nuclear Regulatory Commission. Dr. Jackson also serves as a director of Federal Express Corporation, Public Service Enterprise Group Incorporated, Marathon Oil Corporation, International Business Machines Corporation and Medtronic. Inc.

James S. McDonald, 54

Mr. McDonald has been a director of NYSE Group since December 1, 2005 and also served as a director of the NYSE from November 2003 to March 2006, the date on which the merger of the NYSE and Archipelago was completed. Since 2001, Mr. McDonald has been the president and chief executive officer of Rockefeller & Co., a firm that provides investment management and financial counseling services. Prior to joining Rockefeller & Co., he served in various senior positions, among them president and chief executive officer, and as a member of the board of the Pell, Rudman organization (now known as “Atlantic Trust/Pell Rudman”). Mr. McDonald also serves as a director on the boards of Rockefeller & Co. and Rockefeller Financial Services and is chairman of the board of directors of the Japan Society of New York.

Duncan M. McFarland, 63

Mr. McFarland has served as a director of NYSE Group since June 2006. He retired in June 2004 as the chairman and chief executive officer of Wellington Management Company after a career of nearly 40 years. Wellington Management is one of the largest global, independent investment managers. He currently serves on the board of two public companies, The Asia Pacific Fund, Inc. and Gannett Co., Inc., and is also a trustee on the Financial Accounting Foundation, the overview board of the Financial Accounting Standards Board. Mr. McFarland also serves as an overseer of the New England Aquarium and as a trustee of the Claneil Foundation which primarily serves communities within the greater Philadelphia region, and the Bromley Charitable Trust.

James J. McNulty, 55

Mr. McNulty has been a director of NYSE Group since December 1, 2005 and he served as a director of Archipelago from August 2004 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Mr. McNulty retired from the Chicago Mercantile Exchange where he served as president and chief executive officer from February 2000 to December 2003, and of Chicago Mercantile Exchange Holdings Inc. from August 2001 to December 2003. He also served as a director on both entities’ boards during that period. Prior to joining the Chicago Mercantile Exchange, he served as managing director and co-head of the Corporate Analysis and Structuring Team in the Corporate Finance Division at Warburg Dillon Read, an investment banking firm now known as UBS Warburg. Mr. McNulty also serves as a non-executive director of ICAP plc and also served as a partner at O’Connor & Associates between 1989 and 1993.

Alice M. Rivlin, 76

Dr. Rivlin has been a director of NYSE Group since December 1, 2005, having served as a director of the NYSE since April 2005. Since 1999, Dr. Rivlin has been a senior fellow in the Economic Studies program at the Brookings Institute and is a visiting professor at the Public Policy Institution of Georgetown University. She is the founding director of the Congressional Budget Office and a former vice chair of the Federal Reserve Board. Dr. Rivlin also served as director of the White House Office of Management and Budget.

Robert B. Shapiro, 68

Mr. Shapiro has been a director of NYSE Group since December 1, 2005, having served as a director of the NYSE since November 2003. Mr. Shapiro is former chairman and chief executive officer of Monsanto Company, an agricultural company, a position to which he was appointed in 1995 after sixteen years with the company and its predecessor, G.D. Searle. Upon the merger of Monsanto with Pharmacia & Upjohn, he served as chairman of the newly formed Pharmacia Corporation until his retirement in February 2001. Mr. Shapiro currently serves as chairman and managing director of Sandbox Industries, LLC.

Karl M. von der Heyden, 70

Mr. von der Heyden has been a director of NYSE Group since December 1, 2005, and he served as a director of the NYSE from April 2005 to March 2006. Mr. von der Heyden was vice chairman of PepsiCo from September 1996 to February 2001 and also chief financial officer of PepsiCo until February 1998. He serves on the boards of DreamWorks Animation SKG, Inc. and Federated Department Stores.

Director Independence

Our common stock is listed on the NYSE. Therefore, our Board of Directors must comply with the corporate governance requirements, including the director independence standards, set forth in the NYSE Listed Company Manual. Those standards require that a majority of the Board comprise directors that have no direct or indirect material relationship with us as a listed company. The NYSE Group Independence Policy that we adopted in connection with the NYSE-Archipelago merger goes beyond the listing standards relating to director independence in several respects. First, under our Independence Policy, each member of our Board, other than our Chief Executive Officer, must be independent, not just a majority of our Board as required by the NYSE listing standards. Second, a determination of independence under our Independence Policy involves a finding not only of independence from the company and its management as prescribed by the NYSE listing standards, but also requires that (1) directors not be affiliated, presently or within the last three years, with any member organization of the NYSE or NYSE Arca, (2) directors not presently be employed by or affiliated with a non-member broker-dealer and (3) directors not presently be an executive officer of an issuer listed on the NYSE or NYSE Arca. Our independence policy is available on our website at www.nyse.com.

Each of our Audit Committee, Human Resources & Compensation Committee and Nominating & Governance Committee are composed entirely of directors who have been determined to be independent under our Independence Policy. Additionally, the members of our Audit Committee meet the criteria for independence under Rule 10A-3 of the Exchange Act.

Our full Board of Directors reviewed the independence of each board member under the standards set forth in our Independence Policy (which include the NYSE listing standards for independence). The full Board considered, among other things, transactions and relationships between each director or any member of his or her immediate family and NYSE Group and its subsidiaries and affiliates over a three-year period. The types of transactions and relationships that could be considered included direct commercial, industrial, banking, consulting, legal, accounting and charitable relationships as well as indirect relationships such as serving as a partner or officer, or holding shares, of an organization that has a relationship with NYSE Group and its subsidiaries and affiliates.

The full Board of Directors affirmatively determined that each of Marshall N. Carter, Ellyn L. Brown, William E. Ford, Shirley Ann Jackson, James S. McDonald, Duncan M. McFarland, James J. McNulty, Alice M. Rivlin, Robert B. Shapiro and Karl M. von der Heyden are independent. None of the independent directors, other than Mr. Ford, has any relationship with NYSE Group or its management, outside of their directorships on the boards of NYSE Group and its subsidiaries. The Board of Directors considered the following two relationships with respect to Mr. Ford and found that neither relationship impaired his independence under the NYSE’s listing standards and our Independence Policy. First, Mr. Ford is the chief executive officer of General Atlantic LLC, whose affiliated entities owned approximately 5.3% of our common stock as of December 31, 2006, as discussed more fully in this Annual Report on Form 10-K in Certain Relationships and Related Transactions. The NYSE listing standards specify that “the Exchange does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding.” Second, Mr. Ford is a member of the Board of Directors of Computershare Limited, which became NYSE Group’s transfer agent on February 20, 2007. A subsidiary of Computershare, Georgeson Inc. is also acting as NYSE Group’s proxy solicitor and information agent for our combination with Euronext. Total fees paid to Computershare in 2006 were less than $50,000.

Audit Committee

Members: James S. McDonald (Chair), James J. McNulty, Robert B. Shapiro and Karl M. von der Heyden

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. All members of our Audit Committee are financially literate. Messrs. Shapiro and von der Heyden have been determined to be “audit committee financial experts” as defined by SEC rules. The full Board of Directors affirmatively determined that each of the members of the Audit Committee is independent under our Independence Policy and the NYSE’s listing standards, as discussed above. The Board of Directors has adopted an Audit Committee Charter which is available on our website at www.nyse.com.

Human Resources & Compensation Committee

Members: William E. Ford, Shirley Ann Jackson, Duncan M. McFarland, Alice M. Rivlin, and Robert B. Shapiro (Chair)

The Human Resources & Compensation Committee has adopted a Compensation Committee Charter which is available on our website at www.nyse.com. The full Board of Directors affirmatively determined that each of the members of the HR&CC is independent under our Independence Policy.

Compensation Committee Report

The Human Resources & Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management. In light of such discussion, the Human Resources & Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Human Resources & Compensation Committee Interlocks and Insider Participation

No member of our Human Resources & Compensation Committee is a former officer of NYSE Group or has served as an officer or employee of NYSE Group during the fiscal year ended December 31, 2006. Other than Mr. Ford, no member of the Human Resources & Compensation Committee was engaged in any related person transactions as defined under the Exchange Act. For a discussion of Mr. Ford’s relationship to a principal stockholder of NYSE Group, see Item 13. Certain Relationships and Related Transactions.

Nominating & Governance Committee

Members: Ellyn L. Brown, Marshall N. Carter, James J. McNulty, Alice M. Rivlin (Chair) and Karl M. von der Heyden

The Nominating & Governance Committee has adopted a Nominating & Governance Committee Charter which is available on our website at www.nyse.com. The full Board of Directors affirmatively determined that each of the members of the Nominating & Governance Committee is independent under our Independence Policy.

Corporate Governance

Our Internet address is www.nyse.com. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on

Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Human Resources & Compensation Committee and Nominating & Corporate Governance Committee, procedures for communicating with our directors, our Corporate Governance Guidelines and our Code of Ethics and Business Conduct, which governs our directors, officers and employees. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to our Code of Ethics and Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website.

Our Senior Vice President and Head of Investor Relations, Gary Stein, can be contacted at NYSE Group, Inc., 11 Wall Street, New York, NY 10005, attn: Investor Relations, telephone: (212) 656-5700, email: InvestorRelations@nyse.com.

Executive Officers of NYSE Group, Inc.

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of March 15, 2007, all of whom have been appointed by and serve at the pleasure of our Board of Directors.

Catherine R. Kinney, 55

Ms. Kinney has been president and co-chief operating officer of NYSE Group since March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. From January 2002 to March 7, 2006, Ms. Kinney served as president and co-chief operating officer of the NYSE. Prior to that time, Ms. Kinney served as group executive vice president of the NYSE since June 1995, overseeing the NYSE’s competitive position and relationships with its listed companies, member organizations and institutions as well as ETFs and Fixed Income divisions. Prior to that, since 1986, she was responsible for managing trading-floor operations and technology. Joining the NYSE in 1974, Ms. Kinney has worked in several departments, including regulation, sales and marketing, and technology planning.

Gerald D. Putnam, 48

Mr. Putnam has been president and co-chief operating officer of NYSE Group since March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Mr. Putnam also serves as chief executive officer and president of SIAC. Mr. Putnam was co-founder, chairman of the board of directors and chief executive officer of Archipelago. In 1994, Mr. Putnam founded Terra Nova Trading, L.L.C. and served as its president until 1999. Mr. Putnam has over 25 years of experience in the financial services industry including positions with financial institutions such as Walsh, Greenwood & Co., Jefferies & Company, Inc., and PaineWebber Incorporated (currently UBS AG). Mr. Putnam also serves as the chief executive officer of NYSE Arca, Inc. and chairman of the board of directors of SIAC.

Nelson Chai, 41

Mr. Chai was named executive vice president and chief financial officer of NYSE Group on December 1, 2005 and has operated as its principal financial officer since that date. Prior to December 2005, Mr. Chai was the chief financial officer of Archipelago since June 2000. Prior to joining Archipelago in June 2000, Mr. Chai was senior vice president of business development and a member of the executive committee of Dade Behring, Inc., a leading manufacturer of medical diagnostics products. He joined Dade Behring in 1997 as corporate vice president of worldwide field finance, where he was responsible for the finance organization for all company business operations.

Dale B. Bernstein, 52

Ms. Bernstein has been executive vice president of human resources of NYSE Group since March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Ms. Bernstein was named executive vice president of human resources of the NYSE in January 2006, and was named senior vice president of human resources & corporate services of the NYSE in February 2004. Ms. Bernstein is also responsible for the administrative oversight of the NYSE ethics function. Ms. Bernstein has been employed with the NYSE since 1986. Prior to joining the NYSE, Ms. Bernstein held various human resources management positions at RCA Corporation.

Rachel F. Robbins, 56

Ms. Robbins became general counsel and executive vice president of NYSE Group as of November 20, 2006. Prior to joining NYSE Group, Ms. Robbins served as Strategic Advisor to Axiom Legal Solutions, a legal services firm, and as a consultant to Citigroup, Inc. on international issues. From 2003 to 2004, Ms. Robbins was general counsel of Citigroup International. Prior to joining Citigroup International, Ms. Robbins was general counsel and corporate secretary of J.P. Morgan & Co. from 1996 to 2001. She joined J.P Morgan & Co. in 1981.

Margaret D. Tutwiler, 56

Ms. Tutwiler has been executive vice president of communications and government relations of NYSE Group since March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. From July 2004 to March 7, 2006, Ms. Tutwiler was the executive vice president of communications and government relations of the NYSE. Ms. Tutwiler was the U.S. Undersecretary of State for Public Diplomacy and Public Affairs during 2003-2004. Prior to that, she served as U.S. Ambassador to the Kingdom of Morocco from July 2001 until August 2003 and served in the White House as Assistant to the President and Special Adviser for Communications from January to June 2001. From 1995 to 2000, Ms. Tutwiler worked in the private sector, first as president of a public relations firm, then as senior vice president for public affairs at the Cellular Telecommunications Industry Association in Washington, D.C.

Legal Proceedings Involving Directors, Officers, Affiliates or Beneficial Owners

For a discussion of legal proceedings involving our officers, see Item 3. Legal Proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of reports we received, and on written representations from our reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were complied with from March 7, 2006 to the end of the fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

For a discussion of our Human Resources & Compensation Committee, including compensation committee interlocks and insider participation, see Item 10. Directors and Executive Officers of the Registrant—Human Resources & Compensation Committee.

Compensation Discussion and Analysis

Overview

We believe that highly talented, dedicated and results-oriented executives are critical to our growth and long-term success. Our compensation policies, as designed and implemented by our Human Resources and Compensation Committee (HR&CC), are structured to attract and retain the highest caliber executive talent and to align our management’s interests with those of our shareholders. We believe that compensation should be tied in part to financial performance so that executives are held accountable through their pay for the performance of the business units for which they are responsible. We also believe that compensation should be tied in part to each executive’s individual performance to encourage and reflect individual contributions to our overall performance and corporate values.

We have also designed our current compensation program to accommodate the substantial organizational and structural changes that we have undergone over the past 18 months—becoming a for-profit, publicly traded company in 2006 and scheduled to become the world’s first global exchange group in 2007. As a result, we have not adopted plans that incorporate rigid formulas. We instead employ an annual bonus that is paid in a combination of cash and equity and is sufficiently flexible to allow the HR&CC to provide the incentives that it determines are appropriate as we undergo these transitions. In addition, our compensation programs have changed substantially over 2006, and we expect continued change in 2007. We believe having a flexible compensation program at this time is vital as we continue to lead the global development of financial markets.

To maintain the independence of our not-for-profit subsidiary NYSE Regulation, the compensation of its executives is determined solely by its board of directors, and the executives of NYSE Regulation do not participate in some of our general compensation programs. In particular, executives of NYSE Regulation are not eligible to receive any equity awards and may not hold any NYSE Group securities. The HR&CC advises and assists the NYSE Regulation Board at its request concerning executive compensation policies and procedures, and we believe that the compensation philosophies of the HR&CC and the NYSE Regulation Board are consistent.

The following Compensation Discussion & Analysis (CD&A) describes the principles, policies and practices that formed the foundation of our compensation program in 2006 and explains how they applied to the four most highly compensated executive officers of NYSE Group, including our chief executive officer and chief financial officer, and the chief executive officer of NYSE Regulation. These executives are named in the Summary Compensation Table that follows this CD&A, and we collectively refer to them as the “named executives.”

OBJECTIVES AND DESIGN OF THE COMPENSATION PROGRAM

On March 7, 2006, we completed a merger between the NYSE and Archipelago Holdings, Inc. and became a for-profit, publicly traded company. Before the NYSE/Archipelago merger, NYSE Group conducted no significant business, and our executives were compensated by either the NYSE or Archipelago. Following the merger, we sought to integrate the NYSE’s and Archipelago’s respective executive compensation programs. As a result, our compensation program is comprised of both pre-merger NYSE and Archipelago policies and practices and post-merger NYSE Group policies and practices. We continued to modify our compensation program during 2006 to achieve the compensation objectives and business goals of the combined companies.

As a combined business, our compensation philosophy and strategy emphasized performance-based compensation to promote achievement of specified corporate goals. Accordingly, our compensation program was designed to accomplish the following key objectives:

Common Goals of NYSE Group and NYSE Regulation

•	Attract and retain highly talented, dedicated, results-oriented executives with competitive compensation packages

•	Reward individual factors, such as individual excellence, integrity and respect for others

•	Promote transparency through the use of relatively few, straightforward compensation components

•	Lead in best practices in executive compensation governance

Additional NYSE Group Goals

•

Encourage strong performance of NYSE Group and its respective business units on both an annual basis, with a competitive annual base salary and an annual bonus program, and on a long-term basis, by paying a substantial part of the annual bonus as equity-based compensation for eligible executives

•	Facilitate the integration of the legacy NYSE and Archipelago operations and complete the proposed combination with Euronext

•	Align long-term interests of senior executives and shareholders through equity-based awards with multi-year vesting requirements

•	Maximize shareholder value by designing our executive compensation programs to receive favorable tax and accounting treatments

Additional NYSE Regulation Goals

•	Encourage market integrity and investor protection

•	Attract and retain the quality staff necessary to deliver a premier regulatory program

•	Avoid any conflict of interest, real or perceived, relating to NYSE Regulation’s compensation programs by paying annual compensation only in the forms of base salary and cash bonus

We expect to further modify our compensation programs in 2007 following the completion of our combination with Euronext to create the world’s first truly global exchange.

DETERMINATION OF TOTAL COMPENSATION

At the end of each year, the HR&CC determines the total amount of annual compensation for each senior executive of NYSE Group and decides how total compensation should be allocated among the various components of executive compensation. Similar to the process undertaken by the HR&CC, the NYSE Regulation Board determines the total amount of annual compensation for each of its senior executives at the end of each year.

NYSE Group.    The HR&CC determined the total amount of each executive’s compensation based on the following factors:

•	NYSE Group performance (financial, operational, strategic and other goals)

•	Business unit performance

•	Individual performance

•

For named executives other than Mr. Thain, Mr. Thain’s assessment of individual performance, which is informed by the 360-degree comprehensive annual performance review of each named executive, which encompasses a variety of factors, including leadership, integrity, teamwork, respect for others and diversity

•	For Mr. Thain, the Chairman of the NYSE Group Board receives Mr. Thain’s 360-degree comprehensive annual performance review and discusses Mr. Thain’s performance with the HR&CC

•	The executive’s prior years’ compensation

•	Target total compensation between the 50th and 75th percentiles of comparable positions within peer group companies

•	The recommendation of Towers Perrin, the HR&CC’s outside compensation consultant

The allocation of total compensation between cash and equity awards is designed to reinforce NYSE Group’s compensation objectives. This allocation is further influenced by the relative costs and benefits of the different compensation vehicles, as well as the differences in the tax and accounting treatments afforded by each component.

In addition, the HR&CC also considers applicable terms of any agreement with the named executive. Of the named executives, only Ms. Kinney and Mr. Thain have agreements that affect their compensation. Ms. Kinney’s agreement predates the NYSE-Archipelago merger and relates solely to her participation in a legacy retirement benefit plan. Mr. Thain’s agreement was entered into when Mr. Thain joined the NYSE in 2004. As discussed below, we amended Mr. Thain’s agreement in 2006 to decrease his base salary and to add cash and equity incentive components. No named executives have agreements that provide special severance benefits or similar rights in the event of a change-in-control or termination of employment, and we do not intend to enter into any such agreements in 2007.

NYSE Regulation.    The NYSE Regulation Board determined the total amount of Mr. Ketchum’s compensation after taking into account:

•	NYSE Regulation performance (measured by certain operational and strategic goals defined by the NYSE Regulation Board)

•	Individual performance (which is informed by the review of Mr. Ketchum’s 360-degree annual performance review by the Chairman of the NYSE Regulation Board)

•	Prior years’ compensation

•	Target compensation between the 50th and 75th percentiles of comparable positions within peer group companies, as available

ELEMENTS OF EXECUTIVE COMPENSATION

To create the appropriate balance among the risk and reward elements of our compensation program and the long- and short-term performance of our Company, our annual executive compensation program is comprised of three basic elements:

•	Base salary

•	Cash portion of annual performance bonus

•	Equity portion of annual performance bonus for non-regulatory staff

We weighted the annual compensation package for the named executives in 2006 significantly toward performance-based pay to encourage achievement of annual corporate objectives and progress toward long-term goals.

Base salary.    In 2006, Mr. Thain recommended that we implement an equal base salary structure for all named executives. In agreeing to do so, we sought to create a partnership atmosphere in which individual responsibilities, experience and performance could be recognized through annual variable compensation, which was not built into historic salary levels. Both the HR&CC and the NYSE Regulation Board took consistent actions, and currently all of the named executives receive an annual base salary of $750,000. We do not expect this salary level to change in 2007, although we intend to periodically reevaluate salary levels in light of competitive market compensation paid by peer group companies for similar positions.

As a result of this change, Mr. Thain’s base salary was reduced. Mr. Thain’s prior salary was $4,120,000, which was set under the agreement pursuant to which Mr. Thain joined the NYSE in 2004. As part of this agreement, Mr. Thain was not eligible for any annual or long-term performance awards. In December 2006, we revised the agreement with Mr. Thain to reduce his annual salary to $750,000 and to provide for a combined annual cash and equity incentive target of $5.25 million. In anticipation of this revision, Mr. Thain’s salary was reduced to $750,000 in April 2006.

Annual Performance Bonus.    In 2006, we adopted the 2006 Annual Performance Bonus Plan to attract, retain, motivate and reward eligible employees and officers, including the named executives. Under this plan, discretionary performance bonuses are awarded to eligible employees based on an evaluation of the achievement of annual performance goals designated under the plan. For NYSE Group executives, the HR&CC sets performance goals, evaluates achievement of these goals and awards performance bonuses in light of annual achievements. The NYSE Regulation Board is responsible for determining the terms of awards made to eligible regulatory employees.

The Annual Performance Bonus Plan contemplates that performance goals may be evaluated based on the attainment of certain target levels of, or a specified increase or decrease in (as applicable), a wide variety of criteria, such as enterprise value or value creation targets, after-tax or pre-tax profits, including, without limitation, those attributable to continuing and/or other operations of NYSE Group, operational cash flow or economic value added, and expense reductions.

For NYSE Group executives, awards under the plan may be paid in cash or as equity-based awards. The HR&CC annually determines how the award will be allocated between cash and equity. Cash awards are paid in January of the following year and equity awards for the prior year’s performance are generally granted at the same time. As discussed below, Mr. Ketchum does not receive any equity-based compensation. As a result, the entire annual performance bonus awarded to Mr. Ketchum, the chief executive officer of NYSE Regulation, and to other officers and employees of NYSE Regulation, is paid in cash.

We expect that the annual performance bonus will vary significantly from year to year depending on the performance of the Company, the performance of the named executive’s particular business unit and the named executive’s individual performance.

Long-Term Equity Compensation.    We believe that long-term performance is enhanced through an “ownership culture.” Accordingly, the third element of our annual executive compensation program for all named executives (other than Mr. Ketchum) consists of paying a part of the annual performance bonus in equity-based compensation.

2006 Stock Incentive Plan.    As part of the NYSE-Archipelago merger, we adopted, and our shareholders approved, the NYSE Group 2006 Stock Incentive Plan (SIP) to strengthen the mutuality of interests between our executives and our shareholders by offering equity-based incentives to our executives.

The HR&CC administers the SIP and may grant named executives and other eligible employees a variety of awards whose value is based on the share price of NYSE Group common stock, including stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. To date, the HR&CC has chosen to grant RSUs and non-qualified stock options. If any award granted under the plan expires, terminates, or is canceled without being fully exercised, then the number of shares underlying the unexercised award will again become available for awards under the plan. The HR&CC is responsible for determining the terms and conditions of the awards at the time of grant in accordance with the terms of the plan and may delegate all or a portion of its authority under the SIP. For grant amounts to employees other than our Chief Executive Officer, his direct reports and certain other executive officers, the HR&CC has delegated this authority to management.

The provisions of Section 162(m) of the Code generally disallow a tax deduction to a publicly traded company that pays compensation in excess of $1,000,000 to any of its named executives in any fiscal year, unless the compensation plan and awards meet certain requirements. Certain exceptions apply in the case of plans adopted by a private company before becoming publicly traded.

The SIP is intended to constitute a plan, as defined in Treasury Regulation Section 1.162-27(f)(1), for which the deductibility limits under Section 162(m) do not apply during the applicable transition period. In general, the transition period ends upon the earliest of: (1) the expiration of the plan (i.e., 10 years after the date that the plan is approved by stockholders); (2) a material modification of the plan; (3) the issuance of all available stock under the plan; or (4) the first stockholder meeting at which directors are to be elected that occurs after December 31, 2007.

Equity Portion of 2006 Annual Performance Award.    For 2006, we paid a portion of the annual performance award in time-vested non-qualified stock options and a portion in time-vested restricted stock units (RSUs). The options have an exercise price equal to the closing price of NYSE Group common stock on the day before the date of grant and become exercisable in equal installments on the first, second and third anniversaries of the date of grant. As a result, the named executives do not recognize the value of their awards unless and until our share price increases, providing a significant performance incentive and serving to align our executives’ interests with those of our shareholders. The RSUs awarded will vest, and the common stock underlying the awards will become deliverable, in equal installments on the first, second and third anniversaries of the date of grant. The RSUs align the executives’ interests with those of our shareholders and foster an “ownership” culture. The vesting periods of both the RSUs and the options also have a significant retention benefit.

NYSE/Archipelago Merger Transaction RSUs.    In 2006, we provided for special equity award grants to eligible NYSE employees in connection with the NYSE-Archipelago merger. Upon the completion of the merger, the HR&CC granted RSU awards (Merger RSUs) to non-regulatory employees of the NYSE and to certain employees of SIAC under the SIP. Of the named executives that were NYSE employees at that time, only Ms. Kinney received a merger-related grant. Mr. Thain did not participate, and Mr. Ketchum was not eligible to participate, in the grant of Merger RSUs. Grants were not made to former Archipelago employees because they were eligible for equity-based compensation from Archipelago before the merger. As a former not-for-profit entity, NYSE employees had not previously been eligible for equity-based compensation.

Of the Merger RSUs, 50% of each grant vested on March 8, 2006 (the date NYSE Group became a publicly traded company and the grant date), an additional 25% vested on March 8, 2007 and the remaining 25% will vest on March 8, 2008. The shares of common stock underlying the Merger RSUs will not be deliverable until March 8, 2009 and remain subject to forfeiture before delivery on certain terminations of a recipient’s employment. Delaying distribution in this manner is intended to incentivize executives to continually increase shareholder return and also encourages retention of our key executives. No dividends are paid on the shares underlying the Merger RSUs.

The NYSE Regulation Board awarded its executives a one-time cash award in connection with the NYSE-Archipelago merger (Merger Cash Awards). Merger Cash Awards vest and will be delivered in equal installments on March 8, 2007, 2008 and 2009 (with the first installment having been paid shortly before the date of this Annual Report on Form 10-K).

Effect of FAS 123R.    We recognize the expense of equity-related awards under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R). Under FAS 123R, an award is classified as either an equity award or a liability award, which has a significant effect on the compensation expense we recognize for the award. We generally structure our equity-related awards to qualify as equity awards for purposes of FAS 123R and therefore avoid features that are inconsistent with that treatment (such as certain cash-based settlement and repurchase features). For awards classified as equity awards under FAS 123R, the compensation cost we recognize generally is fixed for a particular award at the time of grant and is not affected by subsequent changes in the market price of our shares. We also take the FAS 123R value of awards into account when we determine the extent to which we will grant full-value awards (such as RSUs) or option awards.

Timing of Equity Grants.    In 2006, the HR&CC only granted equity-based awards at the time of the NYSE-Archipelago merger. In 2007, the HR&CC granted year-end, time-vested equity-based awards with respect to 2006 performance at its regular meeting in January. The HR&CC expects that it will regularly award year-end grants at that time each year going forward. The equity-based awards were granted effective February 3, 2007 in the form of a specified dollar amount. We released our 2006 fourth quarter and year-end preliminary earning results before the opening of trading on February 2, 2007, and the actual number of equity-based awards that each named executive received in connection with these grants was based on the closing price of NYSE Group’s common stock on that date ($99.50) and used the same assumptions as we use for purposes of our financial statements.

Other Employment Benefits.    In addition to the annual compensation components we have described, we also maintain employee benefit and perquisite programs for our executives and other employees. During 2006, we combined and rationalized some of the legacy programs of the NYSE and Archipelago. We have no current plans to implement any additional benefits for our senior executives or to modify the benefits we currently provide. We believe these benefits are competitive and consistent with industry practice.

Welfare Benefits.    NYSE Group has broad-based health, dental, vision, life and disability benefit programs that are available to all employees on an equal basis.

Pension Benefits.    In 2006, NYSE Group froze the accrued benefits of all participants under its tax-qualified defined benefit pension plans and non-qualified plan and opted instead to focus on its defined contribution benefit programs. We provide these benefits through a tax-qualified retirement savings plan (401(k) Savings Plan) to all eligible employees and a non-qualified arrangement, the Supplemental Executive Savings Plan (SESP), for contributions above 401(k) limits.

401(k) Savings Plan.    The 401(k) Savings Plan enables employees to contribute, on a pre-tax or after-tax basis, or both, up to a certain percentage of their base salaries, subject to federal tax limitations under the Code, to their Savings Plan accounts. NYSE Group will match employee contributions to the 401(k) Savings Plan up to 6% of an employee’s base salary. Although originally participants were immediately vested in all contributions, the plan was amended so that matching contributions made on behalf of employees hired on or after January 1, 2006 vest at the rate of 20% for each year, with full vesting to occur after completion of five years of service. In addition, beginning with respect to the 2006 plan year, we make additional employer contributions, known as “retirement accumulation contributions,” to the 401(k) Savings Plan on behalf of eligible employees. These contributions range from 3% to 6% of an employee’s base salary depending on the participant’s age at the end of the plan year. These contributions become 100% vested after an employee completes three years of service. An eligible employee is not required to make pre-tax or after-tax contributions to the 401(k) Savings Plan to be eligible to receive a retirement accumulation contribution.

Supplemental Executive Savings Plan.    The SESP is available to officers and non-officers who satisfy certain eligibility criteria. The benefits provided by the SESP differ depending on how much employees earn and how much they contribute to the SESP. The named executives may participate in an SESP in lieu of contributing to the 401(k) Savings Plan. Because the named executives are officers and their respective salaries exceed the Internal Revenue Service (IRS) Compensation Limit of $220,000 (for 2006), they are eligible to participate in the SESP and receive benefits that are not available to officers with lower salaries or to non-officers. Specifically, beginning effective January 1, 2007, the named executives may contribute either 25% of their base salaries or the excess of their respective salaries over the IRS Compensation Limit, whichever is less. Due to their status as executive officers of NYSE Group, named executives also may elect to defer up to 25% of their bonuses earned in the plan year for which the election was effective. NYSE Group matches contributions of up to 6% of an eligible employee’s base salary but does not match deferrals of bonuses.

Due to a change in federal tax laws, SESP amounts accrued and vested before January 1, 2005 are subject to different rules than those that apply to amounts earned or vested after that date. Prior to January 1, 2006, participants were 100% vested in their pre-tax contributions, matching contributions by the NYSE and any earnings or losses thereon. As of January 1, 2006, matching contributions for new employees vest at the rate of 20% per year for the first five years of recognized service. Following termination of employment, participants may elect to receive their account balances in a lump sum distribution or in annual installments. Under the SESP programs, participants may direct investment of contributions among various mutual funds, but above-market earnings are not available.

In the event that the new employer retirement accumulation contributions made on behalf of an eligible employee under the 401(k) Savings Plan exceed applicable IRS limits for a plan year, NYSE Group may make a special discretionary contribution to the SESP on behalf of a participant (Special Retirement Contributions). Enrollment in this special program is automatic, and Special Retirement Contributions are entirely vested after the participant completes three years of vesting service, retires or otherwise terminates employment after attaining the age 55 or due to disability or death. If an employee does not participate in the SESP at the time a Special Retirement Contribution is made, then the contribution will be invested in the SESP’s default investment fund until the individual makes an investment measurement election. Vested Special Retirement Contributions will be distributed in a single lump sum payment upon retirement or other termination of employment (subject to special rules for executive officers), unless the participant elects otherwise.

Frozen Legacy Plans.    Before the NYSE-Archipelago merger, the NYSE offered additional deferred benefit plans. These plans were frozen in January 2006 following a two-year review process undertaken to align executive compensation more closely with industry standards. Although prior benefits may continue to vest, no new awards under these plans are permitted. Of the named executives, only Ms. Kinney participated in these legacy plans as described in the tables that follow this discussion. These plans are no longer part of our compensation program.

Limits on Mr. Thain’s Participation in 2006.    Under the agreement pursuant to which Mr. Thain joined the NYSE in 2004, Mr. Thain waived his right to participate in any employee benefit plans, programs or arrangements of the NYSE, other than his participation in the NYSE’s welfare benefit plan and the executive medical spending program. As a result, Mr. Thain did not participate in the NYSE legacy plans that were frozen in January 2006 or in the SESP. In addition, Mr. Thain was ineligible to participate in the SESP or to make pre-tax or after-tax contributions. He was also ineligible to receive matching contributions under the 401(k) Savings Plan.

As part of his agreement, Mr. Thain agreed to defer $120,000 of his base salary each year, and the NYSE agreed to credit Mr. Thain with a deemed matching contribution for $120,000. Although these amounts were not part of the SESP, they were deemed to be invested in the same investment opportunities that the SESP provides. Mr. Thain cannot withdraw these funds until he reaches age 60.

At the end of 2006, we agreed with Mr. Thain that he would begin participating in the benefit plans that were currently available to other senior executives, and Mr. Thain’s participation in these plans became effective January 1, 2007. The amounts that Mr. Thain deferred under the prior arrangement will be distributed to him under the terms of the agreement.

Perquisites.    Consistent with industry practice and to facilitate efficient travel and promote the safety of our senior executives, we provide the following perquisites. The HR&CC intends to review these perquisites on a regular basis.

Car Services.    In 2006, we provided the named executives with a company car and trained security driver or the use of a designated car service. This convenience was provided primarily for business purposes and commuting.

Although we provide this benefit to enhance the security and efficient travel of our key executives, SEC rules require that costs of commuting and other uses not directly and integrally related to our business be disclosed as compensation to the executive. Because we do not track use of these services on the basis contemplated by these SEC rules, we have reported the full cost of these services as income for each executive.

Aircraft.    We have fractional shares of the use of aircraft that may be reserved for business purposes by Messrs. Carter, Thain and Putnam. In many cases, the aircraft are used for business purposes for travel between the headquarters of NYSE Group and NYSE Arca, and these individuals are often accompanied by other of our executives traveling on the same route. In the limited instances that members of an executive’s immediate family have accompanied the executive on a business-related flight for their own non-business purposes, NYSE Group has been reimbursed for such use by the executive.

Termination and Change-in-Control Policies.    We have instituted a general severance policy for all employees and provide generally applicable termination protection in some of our equity-based awards. We also provide additional change-in-control benefits in connection with our equity-based compensation and have instituted provisions that allow us to recover the equity-based awards of employees who engage in activities detrimental to NYSE Group.

NYSE Group Severance Pay Plan.    Effective January 1, 2007, all employees (other than those covered by a collective bargaining agreement or those who are non-expatriate foreign employees) are eligible to participate in the NYSE Group Severance Pay Plan. The Severance Pay Plan provides for basic and enhanced severance benefits in the event of certain involuntary terminations of employment without cause. Basic severance benefits are equal to two weeks of an employee’s base salary, less any other severance payments that the employee receives from NYSE Group. Eligible managerial/professional employees are eligible for enhanced severance benefits. Enhanced severance is generally calculated as two weeks of base pay per year of service up to a maximum of 52 weeks, less any other severance the employee receives from NYSE Group. NYSE Group has not provided any tax gross-ups to any of the named executives. Before 2007, Archipelago employees were not eligible to participate in the Severance Pay Plan.

To be eligible for basic and enhanced severance, a participant must be terminated by the Company without cause as a result of an involuntary termination of employment due to a business restructuring or such other circumstances as the plan administrator deems appropriate for the payment of severance. Under the plan, “cause” generally means (1) a participant’s failure to satisfactorily perform or observe Company policies or (2) a participant seeking to obtain personal gain at the expense of the Company, improperly disclosing proprietary information or trade secrets of the Company, engaging in illegal conduct or misconduct that is injurious to the Company or that would disqualify an employee from continued employment under applicable law or a conviction of, or plea of nolo contendere with respect to, a felony or crime of moral turpitude. All severance benefits are paid in accordance with NYSE Group’s regular payroll practices. Payment of enhanced severance benefits is conditioned upon the employee executing a release of claims in favor of NYSE Group and its related entities. For the payments and benefits payable to each named executive under the Severance Pay Plan, and separately under the SIP (as discussed below) in the event of termination, see the “Termination Payments and Benefits” table following the CD&A.

Involuntary and Retirement Provisions in Equity Awards.    NYSE Group’s equity-based awards generally provide termination protection if a recipient’s employment is terminated involuntarily by NYSE Group without cause, due to disability or death or if a recipient retires after age 55. Under the terms of our equity award agreements, which apply equally to all recipients, the unvested portion of most outstanding equity awards will automatically become fully vested upon such terminations. However, we did not adopt this treatment for the Merger RSUs or for the Merger Cash Awards. Recipients generally forfeit unvested Merger RSUS and Merger Cash Awards on any termination, unless the HR&CC (or the NYSE Regulation Board, as the case may be) exercises discretion to accelerate vesting. For Merger Cash Awards, however, in the event a recipient retires after age 55, the portion of the award that would have vested on the first scheduled vesting date following the recipient’s retirement shall vest on the date of the recipient’s retirement.

Change-in-Control Provisions in Equity Awards.    In the event of a change-in-control of NYSE Group, the unvested portion of all outstanding equity-based awards will automatically become fully vested. In terms of these awards, a “change-in-control” generally involves a change in the majority control of NYSE Group and certain business combinations involving NYSE Group if as a result of such business combinations, our shareholders before the combination do not hold the majority of the shares of the resulting company following the business combination and the members of our board of directors do not hold the majority of seats on the board of the resulting company. The HR&CC determined that accelerated vesting was appropriate in this circumstance to attract and retain executives in our rapidly changing environment. In accordance with the terms of our equity plans, the proposed combination with Euronext will not constitute a change-in-control.

Forfeiture of Outstanding Equity Awards.    Payment of our equity-based awards, other than RSUs, is conditioned on the recipient honoring the covenant to refrain from engaging in “detrimental activity,” which includes disclosure of confidential facts, disparagement of NYSE Group or its affiliates or any activity that would constitute grounds for a termination for cause. For this purpose, “cause” generally includes the willful failure to substantially perform one’s responsibilities, willfully engaging in illegal conduct or misconduct injurious to the Company or that would disqualify an executive from continued employment under applicable law or a felony conviction or guilty plea by an executive. If a named executive engages in detrimental activity or is terminated for cause, then he or she would forfeit all such outstanding awards and would be required to repay any benefit received from the vesting or exercise of any such award over the preceding year. However, only unvested RSUs shall be forfeited in the event of a termination for cause.

COMPENSATION DECISION PROCESS

NYSE Group.    The HR&CC annually determines the total compensation package for each named executive of NYSE Group and sets the compensation level, mix and performance goals for the subsequent year. In making year-end compensation decisions, the HR&CC considers the corporate goals that it established in the prior year and evaluates the performance of NYSE Group, its respective business units and each named executive’s performance in light of those goals. Although executive compensation decisions are made within the HR&CC’s discretion, the committee seeks input from management and guidance from its outside compensation consultant. In addition, the HR&CC also considers competitive data regarding salaries and incentives awarded to other named executives in a comparator group. The HR&CC significantly weights each named executive’s target compensation package toward performance-based pay.

None of the named executives of NYSE Group has any role in determining his or her compensation. However, our Chief Executive Officer recommends compensation packages for other named executives of NYSE Group in light of his assessment of the individual contributions and performance of each executive, his consideration of prior-years’ compensation and his evaluation of peer group company data. He bases his assessments on each executive’s contributions to achieving the goals outlined by the HR&CC, as well as his or her 360-degree annual performance review.

NYSE Regulation.    The NYSE Regulation Board annually determines the total compensation package of Mr. Ketchum. In determining his compensation, the NYSE Regulation Board considers Mr. Ketchum’s individual performance and his contribution to the achievement of NYSE Regulation’s annual performance goals, which is informed by Mr. Ketchum’s 360-degree annual performance review by the Chairman of the NYSE Regulation Board.

Independent Consultant.    The HR&CC has retained Towers Perrin as an independent, outside compensation consultant to advise the committee on all compensation matters relating to our senior executive officers. Towers Perrin has provided guidance on our compensation practices and programs and has assisted the HR&CC in the design and evaluation of executive pay packages. In 2006, Towers Perrin helped to define NYSE Group’s applicable peer group, which was approved by our board of directors. Towers Perrin also reviewed the compensation of each of NYSE Group’s four most highly compensated executive officers, as well as the chief executive officer of NYSE Regulation. Based on publicly available data, Towers Perrin compared the compensation of each of our named executives to the actual compensation of executives holding similar positions within our peer group companies (although it was noted that peer information was of limited relevance for

Mr. Ketchum). Towers Perrin compiled these statistics to determine the median compensation level for each named executive within the selected peer group.

To develop competitive compensation packages for our named executives, the HR&CC examined a comparison study of publicly traded exchanges and securities firms that do not trade for their own proprietary accounts. Our board of directors selected 13 companies to comprise the NYSE Group’s peer group for executive compensation purposes, which included:

AG Edwards	Ameritrade
Charles Schwab	Chicago Mercantile
E*Trade	eSpeed
ITG	Jefferies Group
Knight Trading Group	LaBranche & Co
Legg Mason	NASDAQ
Raymond James

In addition, Towers Perrin’s named executive compensation analysis also considered five additional public exchanges in the United States and Canada, including:

CBOT Holdings	International Securities Exchange
Toronto Stock Exchange	IntercontinentalExchange
NYMEX Holdings

We expect that these peer groups will change as a result of our planned combination with Euronext.

As previously discussed, total annual executive compensation is targeted between the 50th and 75th percentiles of our peer group, taking into account that public data reflects compensation awarded in the prior year and giving effect to any significant changes in peer group compensation. To ascertain the 50th percentile benchmark for the named executives, we consider the median of the proxy data gathered by Towers Perrin for executives holding comparable positions within companies of our peer group. If performance of our Company, our business units and/or a named executive exceeds annual targeted goals, then the HR&CC has discretion to award our executives total compensation above the median of market pay through our annual bonus decisions.

We believe that, due to NYSE Group’s status as the largest exchange group, using the median compensation of selected peer group companies as a benchmark may provide limited accuracy because the market does not offer a sizeable group of readily comparable “peer” exchanges. Moreover, our named executives faced an unusually complex reorganization and significant operational challenges in 2006 and, despite these difficulties, exceeded targeted goals at the corporate, business unit and individual levels. The HR&CC considered these factors in awarding compensation for 2006. The HR&CC will continue to review and analyze its executive compensation plans and programs during fiscal year 2007 and anticipates reevaluating the list of peer group companies given the post-combination profile of NYSE Euronext.

2006 COMPENSATION

The HR&CC and the NYSE Regulation Board consider compensation on the basis of direct compensation and indirect compensation as follows:

Direct Compensation	Indirect Compensation

•        Salary

•        Annual performance awards earned

•     Includes cash and fair value of equity awards

•     Includes awards even though they may be subject to vesting that requires an executive to remain employed

•        Multi-year and special awards earned

•     Includes awards granted outside of the normal annual process

•     Would include performance awards relating to the achievement of multi-year targets (which would be reflected below in the year the performance level is determined), but we have not issued these types of awards

•     Includes awards even though they may be subject to vesting that requires an executive to remain employed

•        Change in pension value

•     Includes annual increases in present value of actuarial pension benefits

•     Would include above-market earnings on deferred compensation, but we do not have plans that provide for above-market earnings

•     Calculated in same way as current SEC requirement

•        All other compensation

The following table summarizes the compensation of our named executives on this basis, which is different from the basis required in the Summary Compensation Table that follows this CD&A. For example, the following table (1) distinguishes between awards that are a part of the annual compensation process and other multi-year and special awards that are granted outside of that process and (2) presents time-vested equity awards based on fair value and not on the basis of financial expense that we recognized with respect to such awards.

Before the NYSE-Archipelago merger closed on March 7, 2006, NYSE Group conducted no significant business. To provide you with a complete picture of the compensation of our named executives, the information in this Annual Report on Form 10-K includes the 2006 compensation paid by the NYSE or Archipelago to our named executives before the merger. More detail regarding the amounts in the following table can be found in the footnotes to the Summary Compensation Table.

Compensation Earned in 2006

Name and Principal Position	Salary	Annual Performance Awards			Total Direct Annual Compensation	Multi- Year & Special Awards	Indirect Compensation		Total
		Cash Bonus	RSUs	Options			Change in Pension Value	All Other Compensation
NYSE Group
John A. Thain	$1,786,923	$3,250,000	$3,000,000	$1,000,000	$9,036,923	—	—	$318,651	$9,355,574
Chief Executive Officer
Gerald D. Putnam	750,000	2,625,000	1,968,750	656,250	6,000,000	—	—	69,200	6,069,200
President and Co-Chief Operating Officer
Catherine R. Kinney	750,000	825,000	618,750	206,250	2,400,000	$826,133	$229,305	262,248	3,717,686
President and Co-Chief Operating Officer
Nelson Chai	750,000	825,000	618,750	206,250	2,400,000	—	—	309,523	2,709,523
Executive Vice President and Chief Financial Officer
NYSE Regulation
Richard G. Ketchum	750,000	1,200,000	—	—	1,950,000	450,000	46,367	111,341	2,557,708
Chief Executive Officer of NYSE Regulation

NYSE Group 2006 Objectives and Results.    2006 was an exceptional year for NYSE Group—both in terms of the challenges faced and the strides made in achieving many of the significant goals set by the HR&CC for the year. The HR&CC’s compensation decisions for 2006 were based on its consideration of our progress in achieving the financial, operational, strategic and corporate-related goals and objectives described below. These goals and objectives were discussed with our board of directors in April 2006 after adoption by the HR&CC. During 2006, management provided the HR&CC with regular updates on the progress of performance in furtherance of these goals and objectives.

The HR&CC found that the named executives were instrumental in the achievement of the following goals and that their individual efforts directly contributed to our exceptional year. We benefited not only from the diverse experience and expertise of these individuals, but also from their direct and forceful advocacy on behalf of the Company. The named executives exceeded targeted performance goals while steering a much larger and more diverse business and simultaneously pursue further growth globally.

Financial Objectives.    For 2006, the HR&CC established the following financial objectives—all of which the HR&CC has determined have been accomplished:

•	Became a for-profit, publicly traded company following the completion of the historic NYSE/Archipelago merger

•	Completed a secondary equity offering ($1.725 billion) that provided liquidity to many of the NYSE’s former members

•	Increased revenues from new and existing products

•	Achieved a stated cost savings goal of $100 million for fiscal years 2005 and 2006 in connection with the NYSE/Archipelago merger

•	Generated a positive shareholder return for 2006 (with our share price increasing 21.5% at year-end from March 8, 2006 when we became a public company)

Operational Objectives.    For 2006, the HR&CC established the following operational objectives—many of which the HR&CC has determined have been accomplished:

•	Completed the NYSE/Archipelago merger and successfully integrated the separate business models and cultures of the companies

•	Achieved listing targets

•	Continued to develop the NYSE Arca listing platform

•	Began implementation of the NYSE Hybrid MarketSM

•	Acquired 100% ownership of SIAC by purchasing the remaining one-third ownership interest from AMEX

Strategic Objectives.    For 2006, the HR&CC established the following strategic goals—all of which the HR&CC has determined have been met or exceeded:

•

Executed a combination agreement with Euronext to create the world’s first truly global exchange group and the largest securities marketplace and made significant progress toward closing the combination

•

Pursued other international investment opportunities, and in January 2007 entered into an agreement to acquire a five percent ownership interest in the National Stock Exchange, India’s largest financial marketplace

Corporate-related Objectives.    In 2006, the HR&CC also focused on the achievement of certain corporate-related goals concerning succession planning, hiring a new general counsel and management’s continued commitment to strengthening the leadership position of our marketplace.

Individual Factors.    The HR&CC also considered individual factors for each of the named executives, including, for named executives other than Mr. Thain, Mr. Thain’s assessment of their individual contributions and performance.

HR&CC 2006 COMPENSATION DECISIONS.

Mr. Thain.    During 2006, we amended the terms of Mr. Thain’s employment. As amended, Mr. Thain’s total annual compensation target for 2006 was $6.0 million, which included a base salary of $750,000, an annual cash award targeted at $2 million and an annual equity award targeted at $3.25 million. The HR&CC based these targets on competitive information, advice from Towers Perrin and Mr. Thain’s historic compensation level.

In connection with this change, Mr. Thain’s salary was reduced to $750,000 in April 2006. The salary he earned in 2006 therefore reflects the combination of his higher salary rate for the first part of 2006 (which was paid primarily by the NYSE) and the new rate for the remainder of the year.

As with the other named executives, the HR&CC based its compensation decisions on an annual compensation amount consisting of the year-end salary rate and the annual performance bonus. Based on the performance outlined above, the HR&CC determined that Mr. Thain substantially exceeded target performance and awarded him an annual performance bonus of $7.25 million, for a total, when added to his year-end salary rate, of $8.0 million. This amount was 33% higher than Mr. Thain’s targeted compensation for the year. For Mr. Thain, the HR&CC allocated 50% of his annual compensation amount to cash and 50% to equity. Of the equity, 75% was allocated to time-vested RSUs and 25% to time-vested non-qualified stock options. These allocations were generally consistent with the allocations to the other NYSE Group named executives described below, except that a marginally higher percentage of Mr. Thain’s total annual compensation is allocated to time-vested equity because his salary rate was included in calculating the cash and equity allocations.

Other NYSE Group Named Executives.    The HR&CC agreed with Mr. Thain’s recommendation that the other NYSE Group named executives exceeded expectations for the year and awarded annual performance bonuses. In the case of Mr. Putnam, the HR&CC also considered his compensation in his former position as Chief Executive Officer of Archipelago. Annual performance awards to the NYSE Group named executives are outlined in the preceding table.

The HR&CC allocated the annual performance bonus 50% to cash bonus and 50% to equity-based awards and further allocated the equity-based awards 75% to time-vested RSUs and 25% to time-vested non-qualified stock options. The HR&CC believes that allocating 50% of the annual performance award to time-vested equity is consistent with its goals of aligning long-term interests of senior executives and shareholders and fostering executive retention. The HR&CC determined that allocating a substantial portion of the equity component to RSUs is consistent with competitive market practice and the current view of best compensation practice. However, the HR&CC determined that stock options continue to provide an appropriate, additional performance incentive for senior executives and therefore determined to include an option component in the annual performance award as well.

The equity portions of the NYSE Group’s annual performance awards were granted to our named executives at the HR&CC’s January 2007 meeting. Because these awards were granted in 2007, they do not appear in the Summary Compensation Table that follows this CD&A. The Summary Compensation Table reflects only the equity compensation expense that we recognized under FAS 123R in 2006 for equity awards to the named executives. The equity portion of the 2006 annual performance awards will first appear in the 2007 line of next year’s Summary Compensation Table.

Merger RSUs.    As discussed above, the HR&CC granted RSU awards to eligible non-regulatory employees of the NYSE and to certain employees of SIAC under the SIP in connection with the NYSE-Archipelago merger. In addition to her annual compensation described in the preceding table, Ms. Kinney received a grant of 12,239 Merger RSUs. The HR&CC did not consider these awards in making 2006 annual performance compensation decisions.

NYSE Regulation 2006 Objectives and Results.    As a reflection of its strong performance in 2006, the NYSE Regulation Board determined that NYSE Regulation accomplished many of the annual objectives that the NYSE Regulation Board had established in the prior year. The NYSE Regulation Board assessed Mr. Ketchum’s individual contributions to the achievement of corporate goals and objectives to establish whether his performance met or exceeded expectations. In its review, the NYSE Regulation Board evaluated corporate performance by considering a variety of annual achievements, including the significant achievements described below, and determined that Mr. Ketchum’s leadership facilitated NYSE Regulation’s successes in 2006.

Member Firm Regulation.    In 2006, the Member Firm Regulation Division implemented a Risk-Based Examination Program; enhanced coordination on examinations with the NASD and the SEC, among others; made significant efforts toward harmonization of the NASD’s and NYSE’s rules; executed a non-binding letter of intent with the NASD to consolidate securities firm regulation and made progress toward implementing regulatory consolidation to merge certain regulatory functions with those of the NASD; and enhanced interaction with member organizations by providing educational and interpretative support concerning NYSE rules, practices and policies and by improving communication with member organizations.

Enforcement.    In 2006, the Enforcement Division integrated NYSE Arca and NYSE Arca Equities into the Enforcement program; focused enforcement actions on significant violations impacting the industry; improved timeliness of completion of investigations; successfully coordinated joint matters with the SEC and the NASD; and implemented a “paperless” intake process, making the review of filings more efficient.

Market Surveillance.    In 2006, the Market Surveillance Division implemented or enhanced a significant number of hybrid and non-hybrid market surveillances; met durational targets for executing alerts, investigations and referrals, despite an increase in the levels of these activities, and for responses to public and listed company inquiries; and worked closely with regulators to address or implement recommendations.

Risk Assessment.    In 2006, the Risk Assessment Division effectively facilitated the exchange of information with the industry to better address and detect regulatory risks and provided best practice guidance to the industry regarding numerous regulatory risks.

Corporate Compliance and Financial Compliance.    In 2006, the Corporate Compliance and Financial Compliance Division integrated the NYSE Arca listing compliance program with that of the NYSE and vigorously monitored and enforced the NYSE and NYSE Arca listing standards.

Corporate-related Objectives.    In 2006, the NYSE Regulation Board also focused on the achievement of certain corporate-related goals, such as enhancing the strength and independence of our regulatory structure.

Individual Factors.    The NYSE Regulation Board placed considerable weight on, and his 360-degree annual performance review reflected, Mr. Ketchum’s substantial leadership role in facilitating the historic combination of certain NYSE regulatory functions with the NASD to create a new SRO for the industry.

NYSE Regulation 2006 Compensation Decisions.    In light of NYSE Regulation’s numerous achievements, the NYSE Regulation Board awarded Mr. Ketchum an annual performance award for 2006 of $1.2 million. This award was paid entirely in cash in January 2007.

As discussed above, the NYSE Regulation Board awarded Mr. Ketchum a Merger Cash Award of $450,000 in addition to his annual compensation described in the preceding table. The two-thirds of Mr. Ketchum’s Merger Cash Award that is currently unvested, will vest and be delivered in equal installments on March 8, 2008 and 2009. The first third of this award vested shortly before the date of this Annual Report on Form 10-K. The NYSE Regulation Board did not consider Merger Cash Award levels in making its 2006 annual performance compensation decisions.

CONCLUSION

NYSE Group’s compensation policies are designed to retain our senior executive officers, to motivate them to achieve corporate performance goals, to create shareholder value and ultimately to reward them for outstanding performance. The HR&CC and the NYSE Regulation Board believe that the executive compensation plans and programs with respect to fiscal year 2006 were both competitive and appropriate based on the NYSE Group’s and NYSE Regulation’s performance over this past year.

COMPENSATION FOR THE NAMED EXECUTIVES IN 2006

NYSE Group was formed in 2005 for the purpose of consummating the merger of the NYSE and Archipelago. Before the merger, NYSE Group conducted no significant business. Accordingly, prior to March 8, 2006, no compensation was paid to any executive officer of NYSE Group for serving in such capacity. Rather, each executive officer was an officer of the NYSE or Archipelago and was compensated by the respective entity. To provide you with a complete picture of the compensation of our named executives, the information in this Annual Report on Form 10-K includes the 2006 compensation paid by the NYSE or Archipelago before the merger.

The following tables contain information about NYSE Group’s Chief Executive Officer, Chief Financial Officer and three other most highly paid executive officers in 2006.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary(2)	Bonus	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation	Change in Pension Value(5)	All Other Compensation(6)	Total
NYSE Group
John A. Thain	2006	$1,786,923	$3,250,000	—	—	—	—	$318,651	$5,355,574
Chief Executive Officer
Gerald D. Putnam	2006	750,000	2,625,000	—	$1,292,632	—	—	69,200	4,736,832
President and Co-Chief Operating Officer
Catherine R. Kinney	2006	750,000	825,000	$634,000	—	—	$229,305	262,248	2,700,553
President and Co-Chief Operating Officer
Nelson Chai	2006	750,000	825,000	—	284,399	—	—	309,523	2,168,922
Executive Vice President and Chief Financial Officer

NYSE Regulation
Richard G. Ketchum	2006	750,000	1,200,000	—	—	—	46,347	111,341	2,107,688
Chief Executive Officer of NYSE Regulation

(1)	Other than Mr. Ketchum, each of the named executive officers is an executive officer of NYSE Group. Mr. Ketchum is the chief executive officer of NYSE Regulation, Inc., a separate not-for-profit subsidiary of NYSE Group. Before the NYSE-Archipelago merger, Mr. Thain, Ms. Kinney and Mr. Ketchum were executive officers of the NYSE and Messrs. Putnam and Chai were executive officers of Archipelago, and each executive officer was compensated by the respective entity.
(2)	For Mr. Thain, this column reflects the change in his salary in April 2006. Mr. Thain’s salary rate for the first part of the year was $4,120,000 and $750,000 for the second part of the year.
(3)	This column represents the dollar amount recognized by NYSE Group for financial statement reporting purposes in 2006 (without regard to any estimate of forfeiture related to service-based vesting conditions) of RSUs granted in 2006 in connection with the NYSE-Archipelago merger (Merger RSUs). The compensation expense for these RSUs awards is based on the market price of the shares underlying the RSUs on the grant date and recognized ratably over the vesting period. As we do not pay dividends on our common stock, we did not adjust the FAS 123R value of these stock awards to reflect that participants do not receive dividends in connection with these awards. We also granted RSUs as part of the 2006 annual incentive bonus awarded to each named executive of NYSE Group. However, because these grants were not made until after the end of the year, we did not recognize any compensation expense for them in 2006 and they are therefore not reflected in this column. Both of these RSU grants are described in the CD&A that precedes this table and are reflected in the “Grant of Plan-Based Awards” table that follows.

Mr. Ketchum is not eligible to hold NYSE Group securities and therefore did not participate in the grant of RSUs to non-regulatory employees in connection with the NYSE-Archipelago merger. Mr. Ketchum instead received a cash award (Merger Cash Award) of $450,000 under the Merger Transaction Cash Plan (which was limited to regulatory employees) at the time of the merger. This award vests and is delivered in equal installments on the first, second and third anniversaries of the merger.

(4)	This column represents the dollar amount recognized by NYSE Group for financial statement reporting purposes in 2006 (without regard to any estimate of forfeiture related to service-based vesting conditions) for stock options outstanding during the year. The compensation expense for these stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 30%, risk-free interest of 4.8%, expected term to exercise of seven years and no dividend yield. The expense is recognized ratably over the vesting period.

The expense represented in this column relates to options that were issued by Archipelago before the NYSE-Archipelago merger. Some of these legacy Archipelago options were accelerated immediately before the NYSE-Archipelago merger, and some continue to vest after the merger. The “Outstanding Equity Awards at Fiscal Year-End” table that follows provides additional detail regarding these options. We also granted options as part of the 2006 annual incentive bonus award awarded to each named executive of NYSE Group. However, because these grants were not made until after the end of the year, we did not recognize compensation expense for them in 2006 and they are therefore not reflected in this column. This option grant is described in the CD&A that precedes this table and reflected in the Grant of Plan-Based Awards table that follows.

(5)	This column represents the total change in the actuarial present value of the accumulated benefit under all of NYSE Group’s defined benefit pension plans. These plans are described under the heading “Pension Benefits” below, and the associated “2006 Pension Benefits” able provides additional detail regarding the amounts in this column.
(6)	This column includes the incremental cost of perquisites, matching contributions under NYSE Group’s 401(k) savings plans, and the NYSE Group Supplemental Executive Savings Plan and life insurance premiums paid by NYSE Group. This column also includes $167,000 in relocation costs paid by NYSE Group to Mr. Chai in connection with his relocation to New York City as an Archipelago employee before the completion of the NYSE-Archipelago merger. NYSE Group agreed to pay these costs in exchange for Mr. Chai’s secondment to the NYSE before the consummation of the merger. The “2006 All Other Compensation” table that follows provides additional detail regarding the amounts in the column.

Detail regarding perquisites, benefits and all other compensation.

The following table details the incremental cost of perquisites received by each of the named executives, as well as the other elements of compensation listed in the “all other compensation” column of the summary compensation table, for 2006.

2006 All Other Compensation

Name	Perquisites and Benefits		Matching Contributions	Life Insurance	Total
	Personal Use of Car Service	Relocation Expense
NYSE Group
John A. Thain	$198,651	—	$120,000	—	$318,651
Gerald D. Putnam	62,900	—	6,300	—	69,200
Catherine R. Kinney	213,246	—	45,000	$4,002	262,248
Nelson Chai	102,000	$167,000	39,185	1,338	309,523

NYSE Regulation
Richard G. Ketchum	58,859	—	45,000	7,482	111,341

The incremental cost of personal use of automobiles and drivers was based on the full cost to NYSE Group. Although we provide this benefit to enhance the security and efficiency of our key executives, SEC rules require that costs of commuting and other uses not directly and integrally related to our business be disclosed as compensation to the executive. Because we do not track use of these services on the basis contemplated by these SEC rules, we have reported the full cost here. The relocation expense in the table reflects our direct expenditures related to Mr. Chai’s relocation to New York City.

Letter Agreement for Mr. Thain.    Mr. Thain’s employment arrangements with NYSE Group changed in 2006. Until April 2006, Mr. Thain served under letter agreements that entitled him to an annual base salary of $4,120,000. Under these original agreements, Mr. Thain waived his right to participate in any employee benefit plans, programs or arrangements of the NYSE, other than participation in the medical, dental, vision and short-term disability benefit plan portions of the NYSE’s welfare benefit plan and the executive medical spending program. As a result, Mr. Thain was not eligible for an incentive award and did not participate in the Capital Accumulation Plan, the Supplemental Executive Retirement Plan, the Supplemental Executive Savings Plan, the Savings Plan or the Retirement Plan. In addition, Mr. Thain agreed to defer $120,000 of his annual base pay each year, and the NYSE agreed to credit Mr. Thain with a deemed matching contribution equal to $120,000 per year, all to be invested in the vehicles designated under the SESP. This money may be withdrawn only after Mr. Thain reaches age 60.

In April 2006, the NYSE Group board of directors proposed an amendment to Mr. Thain’s original letter agreements that would reduce his annual base salary to $750,000, create performance-based incentive compensation with cash and equity targets totaling $5.25 million, for a total compensation target of $6 million, and cause him to participate in the benefit plans currently available to other senior executives. In anticipation of the execution of the amended agreement, Mr. Thain’s annual base salary was reduced to $750,000 as of April 17, 2006.

On December 14, 2006, Mr. Thain entered into a new letter agreement, effective as of April 17, 2006. The material terms of Mr. Thain’s new letter agreement are as follows:

•	Annual Base Salary. The letter agreement established an annual base salary of $750,000.

•

Cash and Equity Incentive Targets.    The letter agreement established performance-based incentive compensation consisting of a cash bonus with a target of $2.0 million and an equity award with a target of $3.25 million.

•

Welfare Plans.    The letter agreement provides that, beginning January 1, 2007, Mr. Thain will participate in any welfare, pension and other employee benefit or perquisite plans, programs or arrangements the Company maintains, contributes to or sponsors for the benefit of other employees of the Company. The letter agreement also provided that Mr. Thain will participate in the NYSE Employee Savings Plan effective on that date. Finally, the letter agreement discontinued the non-qualified deferred compensation arrangement provided for in the original letter agreement effective December 31, 2006.

Mr. Thain’s letter agreement does not provide any special severance or similar benefits in the event of termination of his employment or upon a change-in-control of NYSE Group.

2006 GRANTS OF PLAN-BASED AWARDS

In 2006, we granted restricted stock unit (RSU) awards in connection with the NYSE-Archipelago merger and as part of incentive compensation awards made under our annual executive compensation program.

Merger RSUs.    The HR&CC granted RSU awards to eligible non-regulatory employees of the NYSE and to certain employees of SIAC under the NYSE Group, Inc. 2006 Stock Incentive Plan in connection with the NYSE-Archipelago merger (Merger RSUs). These awards were made from the portion of the plan’s share reserve authorized by the merger agreement for grants to NYSE and subsidiary employees upon completion of the merger. One-half of these awards vested on the date of the NYSE-Archipelago merger (March 8, 2006) at the time of grant, one-fourth of these awards vested on the first anniversary of the merger (March 8, 2007) and the remaining one-fourth of these awards will vest on March 8, 2008, subject to an executive’s continued employment with NYSE Group. However, no shares underlying the vested portion of any RSU award will be delivered until the third anniversary of the grant date, unless otherwise determined by the HR&CC. As described in the preceding CD&A, of the named executives, only Ms. Kinney participated in the grant of Merger RSUs.

Because executives of NYSE Regulation may not trade in or hold any NYSE Group securities, the NYSE Regulation Board awarded its executives a one-time cash award (Merger Cash Award) in connection with the

NYSE-Archipelago merger. One-third of these awards vested on the first anniversary of the NYSE-Archipelago merger (March 8, 2007), and the remaining two-thirds of these awards will vest in equal parts on March 8, 2008 and March 8, 2009, subject to the executive’s continued employment with NYSE Regulation.

2006 Annual Incentive Bonus Awards.    Effective February 2, 2007, the HR&CC granted options and RSU awards to eligible its employees under the Stock Incentive Plan as part of the 2006 annual performance bonus. These awards were made pursuant to the NYSE Group 2006 Annual Performance Bonus Plan, and awards granted under this plan may be made in any combination of cash or equity. Time-vested options may be exercised ratably over a three-year period beginning on February 3, 2008, and the RSUs awarded will vest ratably over the same period. Each option is exercisable, and each RSU award will vest ratably, over three years after the date of grant.

Total 2006 Grants.    The following table details all equity-based and non-equity-based awards granted by NYSE Group to the named executives for their performance in 2006.

Grants of Plan-Based Awards for 2006

Name	Grant Date(1)	Date of Board Action(2)	Stock Awards Number of Shares(3)	Option Awards(1)		Grant Date Fair Value of Equity Awards(4)
				Number of Shares	Exercise Price ($/ Sh)
NYSE Group
John A. Thain
RSU portion of 2006 Annual Bonus Option portion of 2006 Annual Bonus	2/3/2007 2/3/2007	1/3/07 1/3/07	30,151	30,102	$99.50	$ $	3,000,000 1,000,000
Gerald D. Putnam
RSU portion of 2006 Annual Bonus Option portion of 2006 Annual Bonus	2/3/2007 2/3/2007	1/3/07 1/3/07	19,786	19,755	$99.50	$ $	1,968,750 656,250
Catherine R. Kinney
RSU portion of 2006 Annual Bonus	2/3/2007	1/3/07	6,219				$618,750
Option portion of 2006 Annual Bonus Merger RSU grant	2/3/2007 3/8/2006	1/3/07 1/3/07	12,239	6,209	$99.50	$ $	206,250 826,133
Nelson Chai
RSU portion of 2006 Annual Bonus Option portion of 2006 Annual Bonus	2/3/2007 2/3/2007	1/3/07 1/3/07	6,219	6,209	$99.50	$ $	618,750 206,250

NYSE Regulation
Richard G. Ketchum(3)	—	—	—	—	—		—

(1)	This table includes awards granted in February 2007 in respect of the named executive’s performance in 2006. Although these awards were made in 2007, we thought it was appropriate to include them in this table because they are part of the 2006 annual performance award.
(2)	In January 2007, the HR&CC acted to award year-end equity-based awards for 2006 performance at its regular meeting, with grants effective on February 3, 2007. The exercise price of these awards was set at the closing price of our common stock on that day, $99.50; we released our fourth quarter earning results and year-end preliminary earning results before the opening of trading on February 2, 2007. The HR&CC expects that it will regularly award year-end grants at that time each year going forward.
(3)	None of the awards granted is subject to any additional performance-based condition.
(4)	This column represents the grant date fair value of equity awards granted in respect of service in 2006 under NYSE Group’s 2006 Stock Incentive Plan. The fair value of the option awards was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 30%; risk-free interest of 4.8%; expected term to exercise of 4.5 years; and no dividend yield. The fair value of the Merger RSU awards was determined according to the opening price of our common stock ($67.50) on March 8, 2006.

HOLDINGS OF PREVIOUSLY AWARDED EQUITY

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth outstanding equity awards held by each named executive as of December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)						Stock Awards(2)
	Year Granted	Number Exercisable	Number Unexercisable	Exercise Price		Expiration Date	Number	Market Value
NYSE Group
John A. Thain	—	—	—		—	—	—	—
Gerald D. Putnam	2005 2004 2003	45,256 277,083 208,334	10,444 39,583 13,888	$ $ $	19.30 11.50 13.41	3/16/2015 8/12/2014 11/18/2013	—	—
Catherine R. Kinney	—	—	—		—	—	12,239	$1,189,630
Nelson Chai	2005 2004 2003 2000	20,839 12,403 72,917 72,222	4,809 8,750 4,861 —	$ $ $ $	19.30 11.50 13.41 20.25	3/16/2015 8/12/2014 11/18/2013 8/22/2010	—	—

NYSE Regulation
Richard G. Ketchum	—	—	—		—	—	—	—

(1)	Represents options granted to Messrs. Putnam and Chai as executive officers of Archipelago. These options converted to NYSE Group awards in connection with the NYSE-Archipelago merger. These option awards vest each year in equal installments from the dates of grant, with options having exercise prices of $19.30, $11.50 and $13.41, having been granted on March 16, 2005, August 12, 2004, and November 18, 2003, respectively.
(2)	This column represents RSU awards granted in connection with the NYSE-Archipelago merger. As of the date of this Annual Report on Form 10-K, 75% of the RSU awards were vested and the remaining 25% of the awards will vest on March 8, 2008, although no shares covered by the vested portion of the award will be delivered until March 8, 2009 (unless otherwise determined by the HR&CC). The market value of these RSU awards was determined based on $97.20 per share, the closing sale price of NYSE Group common stock on December 29, 2006.

OPTION EXERCISES AND STOCK VESTED DURING 2006

The following table sets forth the amounts realized by the named executives in 2006 as a result of the exercise of options and the vesting of stock awards.

Option Exercises and Stock Vested during 2006

Name	Option Awards Exercised in 2006		Stock Awards Vested in 2006
	Number of Shares	Value Realized(1)	Number of Shares		Value Realized(2)
NYSE Group
John A. Thain	—	—	—		—
Gerald D. Putnam	—	—	—		—
Catherine R. Kinney	—	—	6,119	(3)	$393,146	(3)
Nelson Chai(4)	93,929	$5,622,454	—		—

NYSE Regulation
Richard G. Ketchum	—	—	—		—

(1)	Represents the aggregate market value on date of exercise (closing sale price as reported in the NYSE Composite Transactions Report) less aggregate exercise price.

(2)	Represents the aggregate market value on the date of vesting (closing sale price as reported in the NYSE Composite Transactions Report).

(3)	Represents the portion of Merger RSUs granted under the 2006 Stock Incentive Plan that fully vested upon the date of grant. However, no shares covered by the vested portion of any Merger RSUs will be delivered until March 8, 2009, unless otherwise determined by the HR&CC.

(4)	Represents options granted to Mr. Chai as an executive officer of Archipelago.

POST-EMPLOYMENT COMPENSATION

PENSION BENEFITS

Before its merger with Archipelago, the NYSE maintained two defined pension benefit plans that provided retirement benefits to designated officers of the NYSE: the Qualified Retirement Plan for eligible employees of the NYSE and the Supplemental Executive Retirement Plan.

The Qualified Retirement Plan is a funded, tax-qualified, non-contributory defined benefit plan of the NYSE. Benefits under the Qualified Retirement Plan are based on a set percentage of the participant’s annual base salary during each year of employment, subject to certain alternative calculations to mirror a final average compensation plan. For Ms. Kinney, the set percentage is 2.35%. As an additional benefit that applies equally to all employees, Ms. Kinney also receives $100 for each year of service before January 1, 1981. The amount of annual compensation that may be considered in calculating benefits under the Qualified Retirement Plan is limited by law, which for 2006 was $220,000. Although normal retirement age under the plan is age 65, employees can retire at age 60 and receive an unreduced benefit under the plan, or, upon retirement at any time after they reach the age of 55, a participant can receive a reduced benefit. Employees become vested in their benefits upon completion of five years of service with the NYSE. Effective March 31, 2006, the Qualified Retirement Plan was frozen. Accrued benefits will continue to vest and will be paid according to the existing plan terms. No additional compensation or service credit has been or will be awarded after March 31, 2006.

The Supplemental Executive Retirement Plan (SERP) supplements the Qualified Retirement Plan (QRP) for employees who earned salaries above a specified threshold of $220,000 in 2006. The SERP provides a base benefit to participants who have completed at least 10 years of NYSE service or those who are employed by the

NYSE until age 55 and have participated in the SERP for at least 36 months of SERP participation. In general, the amount of benefit received is based upon years of service and the average of the participant’s highest 60 consecutive months of salary (plus, for senior officers, two-thirds of the bonus, not to exceed annual salary). Vested benefits do not become payable until the later of age 55 or the date of retirement. Generally, the benefit under the SERP is offset by benefits paid under the QRP and Social Security benefits, and is further reduced if benefit payments commence prior to age 60. Effective March 31, 2006, the SERP was frozen. Accrued benefits will continue to vest and will be paid according to the existing plan terms. No additional compensation or service credit has been or will be awarded after March 31, 2006.

Pursuant to a letter agreement between Ms. Kinney and the NYSE dated April 6, 2005, Ms. Kinney will receive a life annuity under the SERP equal to $1,000,000 per year if she terminates her employment at age 55; the life annuity will increase ratably each year until the life annuity under the SERP equals $1,250,000 per year at age 60, at which point she will receive a life annuity of $1,250,000 per year. In addition, Ms. Kinney will receive a life annuity of $900,000 per year beginning at age 55 if she terminates her employment prior to age 55.

The present value of the SERP benefits will be paid in ten annual payments in accordance with the terms of the SERP as soon as practicable after the date of her retirement. Any amounts payable to Ms. Kinney will be offset for Social Security benefits beginning at age 62.

The following table details the defined benefit plans in which each named executive participates. Mr. Thain does not participate in the NYSE’s Qualified Retirement Plan or the SERP. Messrs. Chai and Putnam were ineligible to participate in these plans, and Archipelago did not maintain a defined benefit pension plan.

2006 Pension Benefits

Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefit(1)	Payments During 2006
Catherine R. Kinney	Qualified Retirement Plan	29	$1,034,128	—
	Supplemental Executive Retirement Plan	32	11,420,136	—

Richard G. Ketchum	Qualified Retirement Plan	2	40,449	—
	Supplemental Executive Retirement Plan	2	380,850	—

(1)	Represents the aggregate market value on date of exercise (closing sale price as reported in the NYSE Composite Transactions Report) less aggregate exercise price. The present value has been calculated assuming a long-term rate of return of 8%, a discount rate of 6% and salary increase of 4% for 2006 under U.S. generally accepted accounting principles. The benefit is payable in various forms, which are actuarial equivalents of one another. The Company’s pension plans were frozen effective March 31, 2006. The present value has been calculated assuming the named executives remain in service until retirement at age 60, which is the age at which benefits can commence without a reduction. The payment at age 60 from the Qualified Retirement Plan is an annuity for the lifetime of the executive and for the Supplementary Plan is the 10-year payment equivalent in value to an annuity for the lifetime of the executive. The interest discount is the same as is used in financial accounting for the plans. The discount rates used as of December 31, 2006 are 6.00% for the Qualified Retirement Plan and 5.75% for the Supplementary Plan. A mortality assumption is used to determine the value of payments after retirement and is, once again, the same as is used for financial accounting purposes; the 1994 Group Annuity Mortality Table for the Qualified Retirement Plan and that same table projected to 2002 with an equal weighting of male and female mortality for the Supplementary Plan.

NONQUALIFIED DEFERRED COMPENSATION

NYSE Group maintains a variety of current and legacy deferred compensation plans that are not tax-qualified and that provide benefits based on executive or company contributions. The nonqualified deferred compensation plans in which the named executives participate are the Supplemental Executive Savings Plan, the Capital Accumulation Plan, the Long-Term Incentive Deferral Plan and the Incentive Compensation Plan (ICP) Award Deferral Plan.

Supplemental Executive Savings Plan.    The NYSE maintains a Supplemental Executive Savings Plan (SESP) to provide deferred compensation opportunities to employees who earn compensation over the limit set by the Internal Revenue Code for the NYSE’s tax qualified plans. Generally, employees are eligible to participate in the SESP if their base salaries exceed the Internal Revenue Code’s limit on annual contributions to a qualified savings plan ($44,000 in 2006) divided by 0.31. A participant’s account is also credited with earnings based on a measurement alternative selected by the participant from among generally available, publicly traded funds offered by several different fund providers. Participants are not limited in terms of how often they may move their investments between funds, but they cannot change the contribution amount during the year. Participants may elect to receive their account balances in a lump sum distribution or as annual installments following termination of employment. The HR&CC will continue to review the SESP to ensure compliance with Internal Revenue Code Section 409(a). If the participant elects an installment payout, the account is credited with earnings based on a measurement alternative selected by the participant from among a choice of funds.

The SESP is divided into three different plans: SESP A, SESP B, and SESP C. Participation in one, two, or all three of these plans depends on how much the employees earn and how much they contribute to the SESP.

•

SESP A.    This plan is intended to be an excess plan, which allows employees to defer the percentage of their base salaries up to $220,000 in 2006 that cannot be contributed to the qualified savings plan because of the $44,000 Internal Revenue Code contribution limit.

•

SESP B.    Employees were eligible to contribute to SESP B if their annual salaries exceeded $220,000 in 2006. This plan is also intended to be an excess plan, and it generally allows employees to defer up to 25% of their base salaries over $220,000 on a before-tax basis. The NYSE matches the first 6% of base salary that an employee contributes to the plan.

•

SESP C.    Employees were eligible to contribute to SESP C if their annual salaries exceeded $220,000 in 2006. This plan allows an employee to contribute more than 25% of his or her base salary on a before-tax basis.

Participants prior to January 1, 2006 were always 100% vested in their pre-tax contributions, matching contributions by the NYSE and any earnings or losses thereon. Effective January 1, 2006, matching contributions for new employees will vest at the rate of 20% per year for the first five years of recognized service.

Capital Accumulation Plan.    The NYSE sponsored a Capital Accumulation Plan (CAP) for designated senior executives through the end of 2003. Effective January 1, 2004, the CAP was frozen, and no further credits have been made for services performed after December 31, 2003. Existing awards will continue to vest in accordance with the plan and will be distributed upon termination of employment. The plan provided supplemental retirement benefits to a select group of management and highly compensated employees of the NYSE who were designated as eligible to participate in the plan by the HR&CC of the NYSE board of directors. The plan is “unfunded” and is not intended to qualify under Section 401(a) of the Internal Revenue Code.

Historically under the CAP, participating executives were credited each year with an amount based upon a percentage of their Annual Bonus Plan award, and 100% of such amount was automatically deferred. These awards vest, for each executive, between the ages of 55 and 60, and are transferred into a Rabbi Trust as they vest. Unvested CAP amounts earn interest based upon the 10-year Treasury Bond rate as of December 31 of the prior year. Participants may elect to receive their vested account balances in a lump sum distribution or as annual installments following termination of employment. If the participant elects an installment payout, the account is credited with earnings based on a measurement alternative selected by the participant from among a choice of funds.

Long-Term Incentive Deferral Plan.    The NYSE sponsored a Long-Term Incentive Deferral Plan for designated senior executives through the end of fiscal year 2000. The plan permitted eligible executives to elect to defer receipt of the full amount or a portion of their long-term performance awards. Effective May 1, 2001, the Long-Term Incentive Deferral Plan was frozen. A few executives have deferred balances under this plan that will be paid upon their termination or retirement. Participants may elect to receive their vested account balances in a lump sum distribution or as annual installments following termination of employment. If the participant elects an installment payout, the account is credited with earnings based on a measurement alternative selected by the participant from among a choice of funds.

ICP Award Deferral Plan.    The ICP Award Deferral Plan permits senior officers of the NYSE to elect to defer receipt of the full amount or a portion of their bonuses under the Annual Bonus Plan. Participants may elect to receive their vested account balances in a lump sum distribution or as annual installments following termination of employment. If the participant elects an installment payout, the account is credited with earnings based on a measurement alternative selected by the participant from among a choice of funds.

Nonqualified Deferred Compensation

Name	Executive Contributions in 2006(1)	NYSE Group Contributions in 2006(2)	Earnings in 2006(3)	Withdrawals/ Distributions in 2006	Aggregate Balance at 12/31/06
NYSE Group
John A. Thain	$120,000	$120,000	$73,845	—	$816,671
Gerald D. Putnam	—	—	—	—	—
Catherine R. Kinney	1,445,235	36,346	1,314,937	—	13,421,658	(4)
Nelson Chai	19,687	19,687	1,764	—	41,138

NYSE Regulation
Richard G. Ketchum	32,238	32,238	20,192	—	248,850

(1)	These contributions represent salary and annual bonus deferred into the nonqualified deferred compensation plans. All of these amounts appeared in the “Summary Compensation Table.”

(2)	These contributions represent NYSE Group matching contributions into the nonqualified deferred compensation plans. All of these amounts appeared in the “Summary Compensation Table.”

(3)	These earnings consist primarily of market gains and losses as well as dividends paid on equity investments. These earnings did not appear as compensation in the “Summary Compensation Table.”

(4)	Includes $3,405,954 corresponding to unvested Capital Accumulation Plan awards. See “—Capital Accumulation Plan” described above.

POTENTIAL PAYMENTS ON TERMINATION AND CHANGE-IN-CONTROL

NYSE Group provides only limited termination entitlements. None of the named executives is party to any employment or severance agreement that provides special severance or similar rights upon terminations or upon a change-in-control. However, we have instituted a general severance policy for all employees and provide generally applicable termination protection in regards to our equity-based awards. We also provide additional change-in-control benefits in connection with our equity-based compensation and have instituted provisions that allow us to recover the equity-based awards of employees who engage in activities detrimental to NYSE Group.

NYSE Group Severance Pay Plan.    All employees of NYSE Group (other than those covered by a collective bargaining agreement or those who are non-expatriate foreign employees) are eligible to participate in the Severance Pay Plan. The Severance Pay Plan provides for basic and enhanced severance benefits on certain involuntary terminations of employment without cause. Basic severance benefits are equal to two weeks of an employee’s base salary, less any other severance payments that the employee receives from NYSE Group. Managerial/professional employees are eligible for enhanced severance benefits. Enhanced severance is generally calculated at two weeks of base pay per year of service for up to a maximum of 52 weeks, less any other severance the employee receives from NYSE Group. Payment of enhanced severance benefits is conditioned upon the employee’s execution of a release of claims in favor of NYSE Group and its related entities. In connection with the release, the recipient must uphold an ongoing covenant (1) to refrain from disclosing the terms of the release or confidential information relating to NYSE Group or its related entities, (2) to refrain from disparaging, directly or indirectly, NYSE Group or its related entities and (3) to cooperate with NYSE Group in regards to any litigation, investigations or proceedings that occurred during the term of employment and in which the employee was involved or otherwise had knowledge. All severance benefits are paid in equal installments in accordance with NYSE Group’s regular payroll practices until the participant has received the full amount of severance benefits due, typically two weeks.

To be eligible for basic and enhanced severance, a participant must be terminated by NYSE Group without cause as a result of job elimination, job discontinuation, office closing, reduction in force, business restructuring or such other circumstances as the plan administrator deems appropriate for the payment of severance. Under the plan, “cause” generally means (1) failing to satisfactorily perform one’s responsibilities or to observe Company policies, (2) seeking personal gain at the expense of the Company, (3) improperly disclosing proprietary information or trade secrets of the Company, (4) falsifying Company records or documents, (5) engaging in illegal conduct or other misconduct that is injurious to the Company, that would disqualify an employee from continued employment under applicable law or certain other misconduct (such as embezzlement, breach of fiduciary duty, acts or threats of violence or insubordination) or (6) a conviction of, or plea of nolo contendere with respect to, a felony or crime of moral turpitude.

Among the named executives, Messrs. Putnam and Chai were not eligible to participate, and Mr. Thain did not participate, in the Severance Pay Plan. Assuming Ms. Kinney and Mr. Ketchum were terminated without cause on the last business day of fiscal year 2006, Ms. Kinney would have been eligible to receive $750,000 payable in bi-weekly installments over a period of 52 weeks, and Mr. Ketchum would have been eligible to receive $86,538 payable in bi-weekly installments over a period of 6 weeks, under the enhanced Severance Pay Plan.

NYSE Group Equity Awards.

Involuntary Termination and Retirement Provisions in Equity-Based Awards.    NYSE Group’s equity-based awards generally provide termination protection if a recipient’s employment is terminated by NYSE Group or an affiliate without cause due to downsizing, disability or death of a recipient or if a recipient retires after age 55. Under the terms of these equity award agreements, which apply equally to all recipients, the unvested portion of most outstanding awards will automatically become fully vested upon such terminations.

We did not adopt the same treatment for the Merger RSUs or for the Merger Cash Awards. Recipients generally forfeit unvested Merger RSUs or Merger Cash Awards on any termination, unless the HR&CC (or the NYSE Regulation Board, as the case may be) exercises discretion to accelerate vesting. However, for Merger Cash Awards, in the event a recipient retires after age 55, the portion of the award that would have vested on the first scheduled vesting date following the recipient’s retirement shall vest on the date of the recipient’s retirement. As the only regulatory executive among the named executives, Mr. Ketchum would have been eligible to receive a single lump sum cash payment in the amount of $150,000 in acceleration of his outstanding Merger Cash Award if he had retired on the last business day of fiscal year 2006.

For purposes of all NYSE Group equity-based awards and the Merger Cash Awards, “cause” generally means the willful failure, or refusal, to substantially perform one’s responsibilities, willfully engaging in illegal conduct, dishonesty, fraud or other misconduct that could have a material adverse effect on NYSE Group, a felony conviction, guilty plea or plea having a similar effect by an executive and any other conduct that would disqualify an executive from continued employment under applicable law.

Change-in-Control Provisions in Equity-Based Awards.    In the event of a change-in-control of NYSE Group, the unvested portion of all outstanding equity-based awards will automatically become fully vested. A “change-in-control” generally means (1) a change in the majority control of NYSE Group, (2) a change in the majority control of our board of directors, (3) the consummation of certain business combinations, such as a reorganization, merger, share exchange or sale of all or substantially all of the assets of NYSE Group, if our shareholders before the combination do not hold the majority of the shares of the resulting company and the members of our board of directors do not hold the majority of seats on the board of the resulting company, or (4) approval of a liquidation or dissolution of NYSE Group by our shareholders. If a change-in-control of NYSE Group had occurred on the last business day of fiscal year 2006, Ms. Kinney would have received $594,515 in acceleration of outstanding Merger RSUs (based on the closing market price of NYSE Group shares on that day). These RSUs would have been delivered in 2009 (in accordance with their terms).

Forfeitures of Outstanding Awards.    All awards under the 2006 Stock Incentive Plan (other than RSUs) and the Merger Cash Awards are subject to a recipient’s covenant not to engage in “detrimental activity,” such as disclosure of confidential facts, disparagement of NYSE Group or its affiliates or any activity that would constitute grounds for a termination for cause. If a named executive engages in any detrimental activity or is terminated for cause, then he or she shall forfeit all such outstanding awards (whether vested or unvested). However, in terms of RSUs, unvested RSUs shall only be forfeited in the event of a termination for cause, and any vested RSUs will be delivered to the recipient.

Other Outstanding Equity Awards.    In connection with the NYSE-Archipelago merger, Messrs. Putnam and Chai received stock option awards, a majority of which vested prior to the merger. The unvested portion of these awards shall automatically become fully vested in the event of a termination other than for cause (as defined above) or, following a change-in-control, a recipient voluntarily resigns for good reason. NYSE Group must also cover an executive’s relocation expenses up to $20,000 upon any such termination. Additionally, these option awards provide tax gross-ups in the event an executive incurs any penalties or interest with respect to any “golden parachute” excise tax imposed by Section 4999 of the Internal Revenue Code. For purposes of these equity awards, a “change-in-control” generally means (1) a change in 40% of the control of NYSE Group, other than certain acquisitions by or on behalf of NYSE Group or an executive or those made upon NYSE Group’s direction, (2) a change in majority control of the Board or (3) the consummation of certain business combinations, such as a reorganization, merger, share exchange or sale of all or substantially all of the assets of NYSE Group, unless 55% of the total voting power of the surviving entity is represented by NYSE Group securities and the change-in-control events discussed in (1) and (2) do not occur as a result of the transaction. In addition, “good reason” generally means an adverse change in an executive’s title, position, status, duties or responsibilities with NYSE Group (or its subsidiaries) as in effect immediately prior to a change-in-control, a reduction in an executive’s base salary rate or annual performance bonus target following a change-in-control, certain relocation and travel requirements inconsistent with an executive’s prior obligations and NYSE Group’s inability to obtain an assumption agreement from any successor entity.

Vesting of these awards remains subject to a recipient’s covenant not to engage in certain detrimental activity during the term of a recipient’s employment. “Detrimental activity” generally includes, direct or indirect, impermissible solicitation of a client or prospective client of NYSE Group or its affiliates, interference with or damage to, or an attempt to interfere with or damage, any client relationship between NYSE Group or its affiliates and any such client or prospective client, impermissible solicitation of any employee, or person employed within the last six months, by NYSE Group or its affiliates or disclosure of any confidential information of NYSE Group to any third party or use of any such confidential information for one’s personal benefit or for the benefit of others.

In the event of a termination for cause or a voluntary termination following an event that would be grounds for a termination for cause, all stock options, exercisable or unexercisable, shall be forfeited. Assuming Messrs. Putnam and Chai were terminated without cause, or voluntarily resigned for good reason, on the last business day of fiscal year 2006, the value of their vested options (based on a closing price of $97.20 on December 29, 2006 for NYSE Group’s common stock) would be $466,900 and $129,232, respectively. These options awards are exercisable for a one-year period between March 8, 2007 and March 8, 2008.

Pension Plans and Defined Contribution Deferred Compensation Plans.    The named executives are also eligible to receive certain benefits upon retirement under the pension plans and defined contribution deferred compensation plans as described in the preceding two sections (“Pension Benefits” and “Nonqualified Deferred Compensation.

Director Compensation

Pursuant to the NYSE Group’s Directors’ Compensation Policy, as of June 1, 2006, our directors (other than the chairman and chief executive officer) approved a new director compensation plan under which they are entitled to an annual fee of $100,000 for their services as an NYSE Group director. The chairman of the board is entitled to an annual fee of $350,000 for his services as chairman. The foregoing annual fees are payable 50% in cash and 50% in restricted stock units granted under the 2006 Stock Incentive Plan. The restricted stock units granted to each director will be distributed after the director’s retirement, resignation or other termination (except for cause). Additional annual fees, payable entirely in cash, of (a) $25,000 are payable to the chairperson of the Audit Committee and (b) $10,000 are payable to the chairpersons of the Nominating & Governance Committee and the Human Resources & Compensation Committee, and to all members of the Audit Committee other than the chairperson. These additional annual fees are not payable to the chairman of the board, should he serve in any of the capacities for which additional annual fees are payable. The directors’ 2006 equity compensation was prorated to account for an anticipated 10-month interval between NYSE Group annual meetings. NYSE Group directors are also reimbursed for their out-of-pocket travel expenses. Prior to June 1, 2006, the NYSE Group chairman received an annual stipend of $250,000 and each director received an annual stipend of $75,000. All stipends were paid in cash.

In addition to their compensation for service on the NYSE Group Board, Directors Jackson, Brown and McNulty each receive an annual fee of $50,000 cash for their service as directors on the board of NYSE Regulation, Inc., and Dr. Jackson receives an additional $25,000 for chairing the NYSE Regulation board.

Name(a)	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Marshall N. Carter	$206,250	$145,833	$352,083
Ellyn L. Brown	89,583	41,667	131,250
William E. Ford	60,417	41,667	102,084
Shirley Ann Jackson	104,167	41,667	145,834
James S. McDonald	75,000	41,667	116,667
Duncan M. McFarland(2)	29,167	41,667	70,834
James J. McNulty	74,583	41,667	116,250
Alice M. Rivlin	66,250	41,667	107,917
Robert B. Shapiro	72,083	41,667	113,750
Karl von der Heyden	66,250	41,667	107,917

(1)	This column represents the dollar amount recognized by NYSE Group for financial statement reporting purposes in 2006 of RSUs granted in 2006. The compensation expense for these RSUs awards is based on the market price of our common stock on the grant date ($59.80) and was recognized entirely in 2006.
(2)	Mr. McFarland was elected to the NYSE Group board on June 1, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth information, as of March 9, 2007, regarding the beneficial ownership of NYSE Group common stock and restricted stock units of:

•	each person who is known by NYSE Group to beneficially own 5% or more of NYSE Group outstanding common stock;

•	each director and named executive officer of NYSE Group (unless otherwise indicated, the business address of each such person is 11 Wall Street, New York, New York 10005); and

•	all of the directors and executive officers of NYSE Group as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, NYSE Group believes that each stockholder identified in the table possesses sole voting and investment power over all shares of NYSE Group common stock (“Common Stock “) shown as beneficially owned by that stockholder. Percentage of beneficial ownership is based on approximately 156.7 million shares of Common Stock that were outstanding as of March 9, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Stockholders Owning Approximately 5% or more:
Investment entities affiliated with AXA Financial, Inc. 1345 Avenue of the Americas New York, NY 10105	12,499,707	(1)	7.9%
Atticus Capital LP 152 West 57th Street 45th Floor New York, NY 10019	10,102,554	(2)	6.4%
Investment entities affiliated with General Atlantic LLC c/o General Atlantic Service Company LLC 3 Pickwick Plaza Greenwich, CT 06830	8,276,704	(3)	5.2%

Directors:
Marshall N. Carter	2,538	(4)	*
Ellyn L. Brown	697	(5)	*
William E. Ford	13,948	(5)(6)	*
Shirley Ann Jackson	697	(5)	*
James S. McDonald	697	(5)	*
Duncan M. McFarland	697	(5)	*
James J. McNulty	18,067	(7)	*
Alice M. Rivlin	697	(5)	*
Robert B. Shapiro	697	(5)	*
John A. Thain	100	(8)(10)	*
Karl M. von der Heyden	697	(5)	*

Non-Director Officers: ‡
Catherine R. Kinney	0	(9)(10)
Gerald D. Putnam	1,245,512	(11)(10)	*
Nelson Chai	162,019	(12)(10)	*
Dale B. Bernstein	0	(13)(10)
Margaret Tutwiler	0	(14)(10)
Rachel F. Robbins	0	(15)(10)
All directors, and executive officers as a group (17 individuals in total)	1,447,063		*

*	Less than 1%.

(1)	Based on information included in a Schedule 13G, dated December 31, 2006, filed with the SEC by AXA Financial, Inc. and affiliated entities reporting, among others, shares held in accounts managed by its subsidiary, Alliance Capital Management, Inc.
(2)	Based on information included in a Schedule 13F and a Schedule 13G/A, each dated December 31, 2006, filed with the SEC by Atticus Capital LP. Includes 2,951,400 shares of Common Stock underlying a call option held by Atticus Capital L.P.
(3)	Based on information included in a Schedule 13D, dated May 10, 2006, filed with the SEC by General Atlantic LLC and its affiliated entities. Includes (a) 5,384,509 shares of Common Stock held by General Atlantic Partners 77, L.P. (“GAP 77”); (b) 2,333,995 shares of Common Stock held by GAP-W Holdings, L.P. (“GAP-W”); (c) 450,919 shares of Common Stock held by GAP Coinvestment Partners II, L.P. (“GAPCO II”); (d) 96,813 shares of Common Stock held by GapStar, LLC (“GapStar”); and (e) 10,468 shares of Common Stock held by GAPCO GmbH & Co. KG (“GAPCO KG”). General Atlantic LLC is the general partner of GAP 77, the general partner of GAP-W and the sole member of GapStar. The general partners of GAPCO II are Managing Directors of General Atlantic LLC. GAPCO Management GmbH (“GAPCO Management”) is the general partner of GAPCO KG. The Managing Directors of General Atlantic LLC make voting and investment decisions with respect to GAPCO Management and GAPCO KG. General Atlantic LLC, GAP 77, GAP-W, GapStar, GAPCO II, GAPCO KG and GAPCO Management (collectively, the “General Atlantic Entities”) are a “group” within the meaning of Rule 13d-5 of the Exchange Act. William E. Ford, a director of NYSE Group, is Chief Executive Officer of General Atlantic LLC and a general partner of GAPCO II.
(4)	Includes 2,438 shares of Common Stock underlying an equivalent number of Director Restricted Stock Units (“Director RSUs”). Directors have a right to acquire the shares underlying Director RSUs upon cessation of service as a director for any reason other than removal for cause.
(5)	Constitutes shares of Common Stock underlying an equivalent number of Director RSUs. Directors have a right to acquire the shares underlying Director RSUs upon cessation of service as a director for any reason other than removal for cause.
(6)	Does not include the 8,276,704 shares of Common Stock held by investment entities affiliated with General Atlantic, which Mr. Ford, as Chief Executive Officer of General Atlantic LLC and a general partner of GAP Coinvestment Partners II, L.P., could be deemed to beneficially own. Mr. Ford disclaims beneficial ownership of the Common Stock held by such investment entities beyond the extent of his pecuniary interest therein.
(7)	Includes 13,067 shares of Common Stock underlying an equivalent number of Director RSUs. Directors have a right to acquire the shares underlying Director RSUs upon cessation of service as a director for any reason other than removal for cause.
(8)	Does not include (a) 30,151 Restricted Stock Units (“Bonus RSUs”) granted February 3, 2007 or (b) unexercisable options to purchase 30,102 shares of Common Stock.
(9)	Does not include (a) 9,179 Restricted Stock Units granted March 8, 2006 (“Merger RSUs”) currently vested or scheduled to vest within 60 days, (b) 3,060 unvested Merger RSUs (c) 6,219 Bonus RSUs or (d) unexercisable options to purchase 6,209 shares of Common Stock.
(10)	The Common Stock underlying Merger RSUs is not deliverable before March 7, 2009. The Bonus RSUs are scheduled to vest, and the shares underlying the Bonus RSUs are scheduled to be delivered, in three equal installments on February 2, 2008, 2009, and 2010. The Common Stock underlying Merger RSUs and Bonus RSUs does not currently represent voting or dispositive power and will not do so until the underlying stock is delivered.
(11)	Includes (a) 706,358 shares of Common Stock common stock held by GSP, LLC, an entity in which Mr. Putnam owns a controlling interest, (b) 5,000 shares that GSP, LLC donated to the Putnam Family Foundation, a charitable organization, and (c) options to purchase 534,154 shares of Common Stock owned by Mr. Putnam, and exercisable within 60 days. Mr. Putnam disclaims beneficial ownership of the shares of Common Stock held by the Putnam Family Foundation. Mr. Putnam is the president of G&S Management, Co., which is the manager of GSP, LLC. Does not include (a) unexercisable options to purchase 80,189 shares of Common Stock and (b) 19,786 Bonus RSUs.

(12)	Includes 32,035 shares of Common Stock that Mr. Chai holds directly, as well as options to purchase 149,984 shares of Common Stock owned by Mr. Chai, which are vested and directly exercisable within 60 days. Does not include (a) unexercisable options to purchase 22,442 shares of Common Stock.
(13)	Does not include (a) 6,951 Merger RSUs currently vested or scheduled to vest within 60 days, (b) 2,317 unvested Merger RSUs (c) 976 Bonus RSUs or (d) unexercisable options to purchase 975 shares of Common Stock.
(14)	Does not include (a) 9,179 Merger RSUs currently vested or scheduled to vest within 60 days, (b) 3,060 unvested Merger RSUs (c) 3,580 Bonus RSUs or (d) unexercisable options to purchase 3,575 shares of Common Stock.
(15)	Does not include 507 Bonus RSUs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related person, promoter or control person transactions considered by NYSE Group in 2006. To the extent that such a transaction arose, it would be reviewed and approved by our board of directors.

Relationships with General Atlantic

As of December 31, 2006, General Atlantic beneficially owned 8,276,704 shares (or approximately 5.3%) of our outstanding common stock. William E. Ford, a director of NYSE Group, is Chief Executive Officer of General Atlantic LLC and a general partner of GAPCO II.

The shares of our common stock held by General Atlantic are subject to transfer restrictions pursuant to the terms set forth in a support and lock-up agreement between the NYSE and General Atlantic. These transfer restrictions are scheduled to expire in equal installments on the second and third anniversaries of March 7, 2006. Our Board of Directors may, in its discretion, remove the transfer restrictions applicable to any shares of our common stock held by General Atlantic or on any other shares of our common stock subject to transfer restrictions. We granted General Atlantic registration rights in connection with its execution of the support and lock-up agreement.

Registration Rights Agreements

The shares of our common stock received by the General Atlantic Entities in the merger are subject to the transfer restrictions set forth in the support and lock-up agreement between the NYSE and General Atlantic, and may be “restricted securities” or “control securities” under the Securities Act of 1933 (the “Securities Act”) because William E. Ford, who is Chief Executive Officer of General Atlantic LLC , is also a director of NYSE Group. In general, “restricted securities” and “control securities” under the Securities Act may not be offered or sold unless the offer or sale is registered under the Securities Act, or unless an exemption from such registration is available. Accordingly, the NYSE and NYSE Group granted the General Atlantic Entities certain registration rights in connection with the execution of the support and lock-up agreement between the NYSE and the General Atlantic Entities. The terms of these registration rights are set forth in the Amended and Restated Support and Lock-up Agreement with the General Atlantic Entities, which is included as Annex B to our Registration Statement on Form S-4, File No. 333-126780, first filed with the SEC on July 21, 2005, as well as in the Registration Rights Agreement, dated as of October 20, 2005, incorporated by reference into Exhibit 10.15 to our Form S-4 (the “Registration Rights Agreement”).

Relationships with Gerald Putnam

Prior to the merger of NYSE and Archipelago, Mr. Putnam and his wife indirectly owned approximately 40% of TNT, a broker-dealer that regularly engages in trading activities on NYSE Arca, Inc. Mr. Putnam and his wife disposed of their interest in TNT as of May 15, 2006. As a result of TNT’s trading activities and the execution services provided by NYSE Arca, Inc. for the period from March 8, 2006 to May 15, 2006, NYSE Group received approximately $470,000 in net transaction fees from TNT.

Director Independence

Information concerning our independent directors is set forth under “Director Independence” in Item 10, Directors and Officers of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table shows information about fees paid by NYSE Group and its consolidated subsidiaries to PricewaterhouseCoopers LLP.

	2006 ($ in millions)	Percent of 2006 Services Approved by Audit Committee	2005(a) ($ in millions)	Percent of 2005 Services Approved by Audit Committee
Audit fees	$3.5	100%	$2.6	100%
Audit-related fees	$1.0	100%	$1.6	100%
Tax fees	$0.3	100%	$0.6	100%
All other fees	$0.3	100%	$0.1	100%

(a)	Includes fees that the NYSE (the predecessor to NYSE Group) paid to PricewaterhouseCoopers LLP and fees that Archipelago (which became a subsidiary of NYSE Group on March 7, 2006 upon the completion of the merger) paid to Ernst & Young LLP during the fiscal years ended December 31, 2005.

Audit services included the audit of NYSE Group’s annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q. Audit services also included statutory audits of certain subsidiaries and services that were provided in connection with other statutory and regulatory filings or engagements, including consents related to filings with the SEC and the French Autorité des Marchés Financiers (“AMF”).

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of NYSE Group’s financial statements. These services included financial, tax and accounting due diligence related to acquisitions; audits of employee benefit plans; as well as certain agreed-upon procedures.

Tax services consisted of the preparation and/or review of, and consultations with respect to, NYSE Group’s federal, state and local tax returns.

All other services included primarily the translation into French of financial information included in AMF filings.

Pre-Approval Procedures

In accordance with the SEC’s auditor independence rules, the Audit Committee has procedures by which it approves in advance any audit or permissible non-audit services to be provided to our company by its independent registered public accounting firm.

The Audit Committee annually pre-approves the recurring audit, audit-related, tax and other services expected to be provided by the independent registered public accounting firm during the fiscal year. Unless a service to be provided by the independent registered public accounting firm falls within a type of approved service, it requires separate pre-approval by the Audit Committee. Any proposed services that exceed pre-approved fee levels require additional pre-approval by the Audit Committee.

The Audit Committee is informed on a timely basis, and in any event by the next scheduled meeting, of all services rendered by the independent registered public accounting firm and the related fees.

The Audit Committee has delegated its pre-approval authority to its Chairman. In the event the Chairman pre-approves any service, he reports such pre-approval to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Financial Statement Schedules. Schedules not listed above have been omitted because the information to be set forth therein is not material, not applicable or is shown in the financial statements or notes thereto.

(c) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 20, 2005, as amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant’s registration statement on Form S-4 (File No. 333-126780))
2.2	Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant’s registration statement on Form S-4 filed with the SEC (File No. 333-126780))

2.3	Amendment No. 2, dated as of November 2, 2005, to the Amendment and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant’s registration statement on Form S-4 (File No. 333-126780))

2.4	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the 8-K filed by the Registrant with the SEC on November 29, 2006)

3.1	Amended and Restated Certificate of Incorporation of NYSE Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A filed with the SEC on March 7, 2006)

3.2	Amended and Restated Bylaws of NYSE Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form 8-A filed with the SEC on March 7, 2006)

10.1	Amended and Restated Support and Lock-Up Agreement, dated as of July 20, 2005, by and among GS Archipelago Investment, L.L.C., SLK-Hull Derivatives LLC, Goldman Sachs Execution and Clearing, L.P. and New York Stock Exchange, Inc. (Incorporated by reference to Annex C to the Registrant’s registration statement on Form S-4 (File No. 333-126780))

Exhibit No.	Description
10.2	Amended and Restated Support and Lock-Up Agreement, dated as of July 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG and New York Stock Exchange, Inc. (Incorporated by reference to Annex B to the Registrant’s registration statement on Form S-4 (File No. 333-126780)).

10.3	Employment Agreement, dated as of August 27, 2003, by and between New York Stock Exchange, Inc. and Richard A. Grasso (Incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-4 (File No. 333-126780)).

10.4	Letter Agreement, dated as of December 1, 2004, by and between New York Stock Exchange, Inc. and John Thain (Incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-4 (File No. 333-126780)).

10.5	Letter Agreement, dated as of April 6, 2005, by and between New York Stock Exchange, Inc. and Catherine R. Kinney (Incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-4 (File No. 333-126780)).

10.6	Letter Agreement, dated as of December 7, 2006, by and between NYSE Group, Inc. and John A. Thain (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 15, 2006).

10.7	Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein (Incorporated by reference to Exhibit 10.29 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).

10.8	Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Nelson J. Chai (Incorporated by reference to Exhibit 10.34 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).

10.9	Form of Agreement by and between Archipelago Holdings, Inc. and each other executive officer, dated as of December 30, 2005 (Incorporated by reference to Exhibit 10.1 to Archipelago’s current report on Form 8-K filed with the SEC on December 30, 2005).

10.10	Registration Rights Agreement, dated as of October 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG, NYSE Group, Inc., and New York Stock Exchange, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-4 (File No. 333-126780)).

10.11	NYSE Group, Inc. 2006 Stock Incentive Plan (Incorporated by reference to exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 7, 2006 (File No. 1-32829)).

10.12	NYSE Group, Inc. 2006 Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s registration statement on Form S-1 (File No. 333-132390)).

10.13	New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.14	Amendment No. 1 to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.15	Amendment No. 2 to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.16	Amendment to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

Exhibit No.	Description

10.17	Trust Under the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.18	New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.19	Amendment No. 1 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.20	Amendment No. 2 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.21	Amendment No. 3 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.22	Amendment No. 4 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.23	Trust Under the New York Stock Exchange, Inc. Supplemental Executive Benefits Plans (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.24	New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.25	Amendment No. 1 to the New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.26	Amendment No. 2 to the New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.27	Amendment No. 3 to the New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.28	New York Stock Exchange, Inc. Deferred Compensation Plan for Performance Awards (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.29	Amendment No. 1 to the New York Stock Exchange, Inc. Deferred Compensation Plan for Performance Awards (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.30	Amendment No. 2 to the New York Stock Exchange, Inc. Long Term Incentive Deferral Plan (Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.31	New York Stock Exchange, Inc. ICP Award Deferral Plan (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

Exhibit No.	Description

10.32	Amendment No. 1 to the New York Stock Exchange, Inc. ICP Award Deferral Plan (Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.33	Archipelago Holdings, L.L.C. 2000 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.16 to Archipelago Holdings, Inc.’s registration statement on Form S-1 filed with the SEC on March 31, 2004 (No. 333-113226)).

10.34	Archipelago Holdings, L.L.C. 2003 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.17 to Archipelago Holdings, Inc.’s registration statement on Form S-1 filed with the SEC on March 31, 2004 (No. 333-113226)).

10.35	Archipelago Holdings 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.18 to Archipelago Holdings, Inc.’s registration statement on Form S-1 filed with the SEC on March 31, 2004 (File No. 333-113226)).

10.36	Credit Agreement, dated as of January 5, 2007, among NYSE Euronext, Inc., NYSE Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and (for the sole purposes of Sections 2.03, 2.04, 2.06(b), 4.03, 7.02 and 9.01 of the Credit Agreement) the presenting bank parties thereto (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on January 9, 2007).

10.37	Share Purchase Agreement, dated January 10, 2007, among NYSE Group, Inc., IL&FS Trust Company Limited, ICICI Bank Limited, IFCI Limited, Punjab National Bank, and General Insurance Corporation of India.

14	Code of Ethics and Business Conduct (Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 1-32829) filed with the SEC on March 31, 2006).

21.1	List of Subsidiaries of NYSE Group, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for NYSE Group, Inc.

24.1	Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a) Certification (CEO).

31.2	Rule 13a-14(a) Certification (CFO).

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYSE Group, Inc.

By:	/s/ JOHN A. THAIN
Name:	John A. Thain
Title:	Chief Executive Officer

Date: March 22, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Thain, Nelson J. Chai and Rachel F. Robbins, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on the dates indicated:

Signature	Capacity	Date

/s/ JOHN A. THAIN John A. Thain	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2007

/s/ NELSON CHAI Nelson Chai	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2007

/s/ MARSHALL N. CARTER Marshall N. Carter	Chairman of the Board	March 22, 2007

/s/ ELLYN L. BROWN Ellyn L. Brown	Director	March 22, 2007

/s/ WILLIAM E. FORD William E. Ford	Director	March 22, 2007

/s/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director	March 22, 2007

/s/ JAMES S. MCDONALD James S. McDonald	Director	March 22, 2007

/s/ DUNCAN M. MCFARLAND Duncan M. McFarland	Director	March 22, 2007

/s/ JAMES J. MCNULTY James J. McNulty	Director	March 22, 2007

/s/ ALICE M. RIVLIN Alice M. Rivlin	Director	March 22, 2007

/s/ ROBERT B. SHAPIRO Robert B. Shapiro	Director	March 22, 2007

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	March 22, 2007